Form 10-K
period 2011-12-31
PREMIER BIOMEDICAL INC
filed 2012-03-23
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54563

Premier Biomedical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2635666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10805 Fallen Leaf Lane Port Richey, FL	34668
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (814) 786-8849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☒    No ☐

Aggregate market value of the voting stock held by non-affiliates: $237,800 as based on last reported private sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 951,200 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 16, 2012, there were 11,451,200 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

License Agreements

On May 12, 2010, we entered into two separate License Agreements.  One License Agreement was entered into with Altman Enterprises, LLC, wherein we obtained certain exclusive rights in (i) proprietary technology that is the subject of one pending international, or PCT, patent application relating to the treatment of auto-immune diseases, and (ii) the “Feldetrex” trademark.  PCT stands for the Patent Cooperation Treaty (PCT), which is an international patent law treaty which was concluded in 1970.  It provides a unified procedure for filing patent applications to protect inventions in each of its contracting countries.  A patent application filed under the PCT is called an international application, or PCT application.  The other License Agreement was entered into with Marv Enterprises, LLC, wherein we obtained certain exclusive rights in proprietary technology that is the subject of two international, or PCT, patent applications relating to the treatment of blood borne carcinomas and sequential extracorporeal treatment of blood.  We started developing a business around these two licenses immediately.  The Licensors are entities under the control of Dr. Mitchell S. Felder, the Chairman of our Board of Directors.  We decided to abandon pursuit of these international patents over our intellectual properties during 2011 and focus exclusively on the U.S. patent market.

Under the terms of the Altman license, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world.  The Licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then the licensor may pay said expenses and our licensed rights in those countries will revert to the licensor.  The license is for an indefinite term, but may be terminated by either party upon a breach by the other party, or if certain conditions (including a breach of the agreement, an intentional devaluation by us of our common stock owned by Licensor, our failure to diligently pursue commercialization of the licensed technology, the presence of litigation or a regulatory action against us, and obtaining a public listing of our common stock by July 1, 2012) are not satisfied.

Under the terms of the Marv license, which are nearly identical to the Altman license, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world.  The Licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then the licensor may pay said expenses and our licensed rights in those countries will revert to the licensor.  The license is for an indefinite term, but may be terminated by either party upon a breach by the other party, or if certain conditions (including a breach of the agreement, an intentional devaluation by us of our common stock owned by Licensor, our failure to diligently pursue commercialization of the licensed technology, the presence of litigation or a regulatory action against us, and obtaining a public listing of our common stock by July 1, 2012) are not satisfied.

On August 17, 2011, we entered into a First Addendum to each of the license agreements, extending the deadline for which we must obtain a public listing of our common stock to July 1, 2012.

We intend to purchase the patents at a price equivalent to the costs previously incurred by the licensor in pursuing the proprietary rights in the licensed technology, along with any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world.  While Dr. Felder is one of our Company’s founders and the Chairman of our Board of Directors, there can be no assurance that he will extend the offer to license these technologies to us in the future as currently contemplated.

Overview

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of:

- Alzheimer’s Disease (AD)	- Fibromyalgia
- Multiple Sclerosis (MS)	- Traumatic Brain Injury (TBI)
- Amyotrophic Lateral Sclerosis	- Blood Sepsis and Viremia
(ALS/Lou Gehrig’s Disease)	- Cancer

We have a two-fold corporate focus:

One is to target Alzheimer’s disease, ALS, Blood Sepsis, Leukemia, and other life-threatening cancers, and to do this we intend to develop our proprietary Sequential-Dialysis Technique.  The methodology involved in this technique is largely unexplored and has been described by scientists as the “wild west” of modern medicine.  Consequently, our first entry into the therapeutics market for medications that work against cancer, Multiple Sclerosis, infectious diseases, Alzheimer’s disease, strokes and traumatic brain injury carries significant obstacles before reaching the significant opportunities of a $97 billion industry.

The other is the development of our proprietary drug candidate Feldetrex™, a potential treatment for Multiple Sclerosis, Fibromyalgia, and Traumatic Brain Injury.  The formulation used in the current Feldetrex™ will be individually tailored to the various illnesses we intend to target, with each formulation being given a unique proprietary brand name.  The annual market size of MS treatment is $500 million and the annual market size for all proposed Feldetrex™ market segments is $2.6 billion.

To overcome the significant obstacles inherent to the development of our Sequential-Dialysis Technique and Feldetrex™ candidate drug, we are seeking to partner with prestigious institutions and pharmaceutical companies with the substantial infrastructure and resource capacity to perform experimentation and to engage in product development in an inexpensive and efficient manner.

SEQUENTIAL-DIALYSIS TECHNIQUE

Our proprietary Sequential-Dialysis Technique is a methodology for the removal of those molecules which are harmful and responsible for causing diseases.  A significant disappointment in the practice of modern medicine is that the capabilities do exist to eliminate the presence of most illnesses, including life-threatening diseases such as AIDS and Cancer, but with a caveat that the process of treatment comes with catastrophic side effects that can and often do kill the patient.

Our development is that the innovative Sequential-Dialysis Methodology is done extra-corporeally (outside the body).  This is a truly unique and innovative method for alleviating disease.

We believe that this methodology can be used for the prevention of cancer metastasis, for directly attacking the causation of intractable seizures, for preventing the death of anterior motor neurons in ALS, for preventing the cause of the neuropathological changes in Alzheimer’s disease and Traumatic Brain Injury and for eradicating the causations of infectious diseases, and our intention is that the effectiveness of this technique will be demonstrated and supported in future clinical studies.

Through our Sequential-Dialysis Technique, we ultimately hope to provide a cure for cancer if not only to dramatically extend the lives of suffering patients.  We do not intend to conduct clinical trials on the referenced methods, but instead demonstrate them in future lab and animal experiments.

Description of Illness

Cancer is a class of diseases in which a group of cells display 1) uncontrolled growth beyond the normal limits of cell reproduction, 2) invasion and destruction of adjacent tissues, and sometimes 3) metastasis or spread to other locations in the body via lymph or blood.  These three properties of malignant cancers differentiate them from benign tumors which are self-limited and do not invade or metastasize.  Most cancers form a tumor, but some, like leukemia, do not1.

Cancer may affect people at all ages but the risk for most varieties of cancer increases with age.  In the United States, cancer accounts for nearly 1 in 4 deaths.  According to the American Cancer Society about 569,490 Americans will die of Cancer this year, making the death toll a staggering 1,500 people per day2. Globally and on average, 7.5 million people die of Cancer every year.  There are about 11.7 million people living with cancer in the United States3.

Nearly all cancers are caused by abnormalities in the genetic material of the transformed cells.  These abnormalities may be due to the effect of carcinogens, such as tobacco smoke, radiation, chemicals, or infectious agents.  Other cancer-promoting genetic abnormalities may be randomly acquired through errors in DNA replication, or are inherited, and thus are present in all cells from birth.  The heritability of cancers is usually affected by complex interactions between carcinogens and the host’s genome.  New aspects of the genetics of cancer pathogenesis, such as DNA methylation and microRNAs are increasingly recognized as important.

____________________
1 http://www.news-medical.net/health/What-is-Cancer.aspx
2 http://www.cancer.org/acs/groups/content/@epidemiologysurveilance/documents/document/acspc-026238.pdf
3 http://www.cancer.org/cancer/cancerbasics/cancer-prevalence

Conventional Method of Treatment

Cancer can be treated today by surgery, chemotherapy, radiation, immunotherapy, monoclonal antibody therapy, or other methods.  The choice of therapy depends upon the location and grade of the tumor and the stage of the disease, as well as the general state of the patient.  A number of experimental cancer treatments are also under development.  Complete removal of the cancer without damage to the rest of the body is the goal of treatment.  Sometimes this can be accomplished by surgery, but the propensity of cancers to invade adjacent tissue or to spread to distant sites by microscopic metastasis often limits its effectiveness.  The effectiveness of chemotherapy is often limited by toxicity to other tissues in the body.  Radiation damages normal tissue4.

Potential for Sequential Dialysis Technique

We intend to develop a methodology for treating cancer which is completely different from the standard treatments of chemotherapy and radiation therapy that are now being utilized.  Due to the fact that all presently known treatments directly inject chemotherapeutic agents into the body of a patient and/or directly irradiate the patient, there is a very high level of adverse side effects, such as kidney failure, encephalopathy, neuropathy, heart toxicity, and other severe morbidities.

We intend to develop our intellectual property applications for utilizing a proprietary methodology in which the cancer patient’s blood is utilized to remove metastatic cancer cells.  This is accomplished by sequentially dialyzing the patient’s blood extra-corporeally.  The method will utilize designer antibodies to physically remove the pathophysiologic basis of the disease.  For example, in sepsis there will be the physical attachment and removal of bacteria.  In cancer treatment, there will be the physical attachment and then physical removal of metastasizing cancer cells.  There will also be the physical attachment, and removal of those proteins which allow cancer to metastasize successfully and then thrive-such as angiogenic proteins.  To date there has been no specific clinical evidence to support a conclusion that this treatment is effective for premetastatic or metastatic cancers.  We hope to demonstrate this in future lab and animal experiments.  Through this process, the cancer can be targeted through a number of innovative techniques being developed by the Company.

This extra-corporeal methodology for cancer treatment has an enormous potentiality for decreasing the side effects of chemotherapy and irradiation treatment in cancer patients.  Our methodology may also increase the efficacy of cancer treatment by allowing for much higher dosages of anti-neoplastic agents to be used through this extra-corporeal methodology.  Due to the fact that this methodology completely avoids exposure of the patient’s body to these anti-cancer agents, dosages that cannot be normally tolerated can now be utilized in fighting the cancer.

___________________________________
4 http://www.kfshrcj.org/NR/rdonlyres/AC6F2108-37CB-4C32-999B-B292ED658481/2846/CancerTreatment.pdf

Description of Illness

Alzheimer’s disease is a dementing illness, which induces a progressive impairment of intellectual functioning, including a loss of short term memory.  There is also a progressive impairment in executive functioning with occasional psychiatric manifestations such as depression and delirium.  Delirium is characterized by an acute confusion.  Oftentimes patients have language impairment and apraxia—an inability to perform previously learned tasks.  Patients also often times show agnosia, an inability to recognize objects, and patients have a loss of visual-spatial abilities, for example oftentimes becoming lost in familiar surroundings.  Occasionally hallucinations occur in severe forms of Alzheimer’s disease.

Alzheimer’s disease comes from neuropathic changes in the brain which includes the accumulation of neurofibrillary tangles and amyloid plaques in the cortex of the brain5.  Neurofibrillary tangles are composed of Tau proteins, which are deposited within the neurons of the brain.  Thus, Tau proteins are the causation of Alzheimer’s disease and other Tauopathies such as Pick’s Disease, Tuberous Sclerosis and certain forms of Parkinson’s disease.

A report by the Alzheimer’s Association examining the current trajectory of Alzheimer’s disease shows that the number of Americans age 65 and older who have Alzheimer’s disease will increase from 5.1 million today to 13.5 million by mid-century.  The report entitled “Changing the Trajectory of Alzheimer’s Disease: A National Imperative” shows that “in the absence of disease-modifying treatments, the cumulative cost of care for people with Alzheimer’s from 2010 to 2050 will exceed $20 trillion, in today’s dollars.  Total costs of care for individuals with Alzheimer’s disease by all payers will soar from $172 billion in 2010 to more than $1 trillion in 2050.”  During this time, the Medicare costs of Alzheimer’s disease will soar 600% to $627 billion and the Medicaid costs of Alzheimer’s disease will soar 400% to $178 billion6.

Conventional Method of Treatment

Presently, there is no cure for Alzheimer’s disease.  Treatments exist but only target the symptoms of Alzheimer’s disease without targeting the underlying progression of the disease.  Consequently the projected future life span of an individual diagnosed with Alzheimer’s disease is 5.7 years.

Potential for Sequential-Dialysis Technique

We believe that our proprietary Sequential-Dialysis Technique can be used to prevent the onset of Alzheimer’s disease.  This would be done by removing the proteins responsible for the pathologic changes in the brain, namely the protein Tau; thus, preventing the cause of the neuropathic changes that cause Alzheimer’s disease.  The Tau protein will be removed from the cerebral spinal fluid in which it resides utilizing a designer antibody (an antibody genetically engineered for a specific purpose) which will allow for the efficacious removal of the protein.  We hope to demonstrate this in future lab and animal experiments.  We believe that our Sequential-Dialysis Technique can also be used in this fashion to treat Traumatic Brain Injury.

____________________________
5 McPhee, Stephen J. Current Medical Diagnosis & Treatment. 47th ed. New York: McGraw Hill, 2008. Print.
6 http://www.alz.org/documents_custom/FINAL_Trajectory_Report_Release-EMB_5-11-10.pdf

Description of Illness

Amyotrophic Lateral Sclerosis (ALS) is a progressive neurodegenerative disease that affects nerve cells in the brain and spinal cord.  While the cause of ALS is uncertain, the process of ALS is known to occur as motor neurons in affected patients progressively degenerate until death.  As motor neurons degenerate, they can no longer send impulses to muscle fibers that normally result in muscle movement.  Eventually, the motor neurons die and the ability of the brain to initiate and control muscle movements is lost.  With voluntary muscle action progressively affected, patients in the later stages of the disease become totally paralyzed7.

ALS has been frequently referred to as Lou Gehrig’s disease, after the famous New York Yankees baseball player diagnosed with the disease in 1939.

Annually, about 5,600 people are diagnosed with ALS in the United States.  The projected future life span of a diagnosed patient is two to five years.  It is projected that of the current US population, 300,000 people will die of ALS before a cure is found.

The financial cost to families of persons with ALS is exceedingly high.  In the advanced stages, care can cost up to $200,000 a year.  Entire savings of relatives of patients are quickly depleted because of the extraordinary cost involved in the care of ALS patients8.

Conventional Method of Treatment

There is currently no cure or treatment that halts or reverses ALS.  However, there is one FDA approved drug, Riluzole, which modestly slows the progression of ALS.

Potential for Sequential-Dialysis Technique

Numerous medical studies have proven that the causation of ALS is an overexcitation of the anterior motor neurons in the spinal cord.  Our Sequential-Dialysis Technique method removes those excitatory neural transmitters that cause the death of those cells.  The method will utilize designer antibodies to physically remove excitatory neurotransmitters such as glutamate from cerebrospinal fluid.  We hope to demonstrate this methodology in future lab and animal experiments.  Thus, we hope to prevent the development of ALS; thereby, giving hope to patients of a currently unconquerable disease.

_____________
7 http://www.alsa.org/als/what.cfm
8 http://www.focusonals.com/alsfacts.htm

Description of Illness

Blood Sepsis, also known as Blood Poisoning, is an infection of the blood stream.  Sepsis is caused when toxin releasing bacteria, such as Staphylococcus, enter the blood.  Blood Sepsis is a particularly devastating disease due to the domino-effect of organ shutdown which causes multiple organ failure.  Blood Sepsis causes a whole body inflammatory state called Systemic Inflammatory Response Syndrome (SIRS).

Blood Sepsis first results in the shutdown of kidneys; thus patients require standard dialysis immediately to prevent death.  As the disease progresses, vital signs collapse—the foremost of these being blood pressure.  Subsequently, symptoms of Sepsis include elevated temperature, elevated heart rate, respiratory collapse, further organ failures, altered mental status and cardiac failure.

Septicemia is a major cause of death in the United States and puts people in the intensive care unit at a very high rate.  Only about    1-2% of all hospitalizations in the United States are attributed to Septicemia, though Septicemia accounts for as much as 25% of bed-utilization in intensive-care units.

Conventional Method of Treatment

The traditional therapy of Blood Sepsis relies on intravenous treatment using multiple antibiotics.  However, in intensive care units, even with today’s treatment, approximately 35% of patients with severe sepsis and 60% of patients with septic shock die within 30 days.

Septicemia is of particular concern because of the exceedingly high cost of treatment for Septicemia patients.  A typical stay in the intensive care unit costs $10,000 per day with testing. Consequently, the treatment of Blood Sepsis is one of the most costly expenditures for hospitals in America.

Potential for Sequential-Dialysis Technique

We hope to conquer Blood Sepsis and Viremia by using our proprietary Sequential-Dialysis Technique.  If proven successful, this technique would dialyze the toxin producing bacteria out of the blood by using antibodies; thus saving countless lives while also providing significant cost savings to hospitals around the country.  The method will utilize designer antibodies to physically remove the toxin producing bacteria out of the blood.  The designer antibodies will attach to the toxin producing bacteria, and then the antibody-antigen compound will be efficaciously dialyzed out of the blood extracorporeally.  We hope to demonstrate this methodology in future lab and animal experiments.

FELDETREX™

Although a combination of generic medications, we believe that we have proprietary rights to our Feldetrex™ candidate drug.  In this way, Feldetrex™ is similar to Viagra®, which was a proprietary cardiac drug prior to its current use and ownership by Pfizer.  Consequently, we have one pending patent application for our Feldetrex™ candidate drug—intending to increase our Feldetrex™ related patent applications to three in the near future.

Feldetrex™ may serve as an additional medication utilized by physicians for the treatment of Multiple Sclerosis, Fibromyalgia, or Traumatic Brain Injury, and is designed to decrease symptomatology in those conditions.  Feldetrex™ will not compete against our proprietary Sequential-Dialysis Technique in the market to treat Traumatic Brain Injury, but rather the two will work conjunctively.

Feldetrex™ utilizes a low dosage of Naltrexone which has been shown in multiple medical articles, in the medical literature, to increase endogenous enkephalins9 (endogenous enkephalins are pain-relieving pentapeptides produced in the body, located in the pituitary gland, brain, and GI tract. Axon terminals that release enkephalins are concentrated in the posterior horn of the gray matter of the spinal cord, in the central part of the thalamus, and in the amygdala of the limbic system of the cerebrum.  Endogenous Enkephalins function as neurotransmitters that inhibit neurotransmitters in the pathway for pain perception, thereby reducing the emotional as well as the physical impact of pain).  We have not independently conducted medical or laboratory tests to show the mechanism of action of this medication. While Naltrexone in high dosages acts as an opioid antagonist, it inhibits opiate receptors.  Naltrexone in low dosages causes a compensatory upregulation (increase in the number of receptors) of native endorphins and enkephalins, which last beyond the effects of the Naltrexone itself.  We believe that this means, paradoxically, that a daily dose of low dose Naltrexone can be used to chronically increase endorphin and enkephalin levels.  We believe that by utilizing a low dosage, Naltrexone has a unique ability to increase enkephalins and other neurotransmitters in the brainstem of patients.
____________________
9              A.           Bowling, Allen C.. “Low-dose naltrexone (LDN) The “411” on LDN” National Multiple Sclerosis Society.  http://www.nationalmssociety.org/multimedia-library/momentum-magazine/back-issues/momentum-spring-09/index.aspx.  Retrieved 6 July 2011.
B.           Bourdette, Dennis. “Spotlight on Low Dose Naltrexone (LDN)”.  US Department of Veteran Affairs.  http://www.va.gov/MS/articles/Spotlight_on_Low_Dose_Naltrexone_LDN.asp.  Retrieved 5 July 2011.
C.           Giesser, Barbara S. (2010). Primer on Multiple Sclerosis.  New York:  Oxford University Press US. pp. 377.  ISBN  978-0-19-536928-1.
D.           Moore, Elaine A. 1948.  The promise of low dose naltrexone therapy: potential benefits in cancer, autoimmune, neurological and infectious disorders.  Elaine A. Moore and Samantha Wilkinson.  ISBN  978-0-7864-3715-3.
A.           Moore, Elaine A. 1948.  The promise of low dose naltrexone therapy: potential benefits in cancer, autoimmune, neurological and infectious disorders.  Elaine A. Moore and Samantha Wilkinson.  ISBN  978-0-7864-3715-3
B.           Crain SM, Shen K-F (1995).  Ultra-low concentrations of naloxone selectively antagonize excitatory effects of morphine on sensory neurons, thereby increasing its antinociceptive potency and attenuating tolerance/dependence during chronic cotreatment.  Proc Natl Acad Sci USA 92: 10540–10544.
C.           Powell KJ, Abul-Husn NS, Jhamandas A, Olmstead MC, Beninger RJ, et al. (2002).  Paradoxical effects of the opioid antagonist naltrexone on morphine analgesia, tolerance, and reward in rats.  J Pharmacol Exp Ther 300: 588–596.
D.           Wang H-Y, Friedman E, Olmstead MC, Burns LH (2005).  Ultra-low-dose naloxone suppresses opioid tolerance, dependence and associated changes in Mu opioid receptor-G protein coupling and Gβγ signaling.  Neuroscience 135: 247–261

Description of Illness

Multiple Sclerosis (MS) is a devastating inflammatory neurologic disease in which white matter, known as myelin, is damaged—causing episodic or neurological symptoms.  The destruction of myelin inhibits communications between the nerves in the brain.

Symptoms of Multiple Sclerosis include extreme fatigue, numbness, weakness, difficulty with eyesight, spasticity, speech problems, and problems with coordination.  Multiple Sclerosis has its greatest incidence in young adults and patients are usually diagnosed at less than 55 years of age at the onset of the illness.

The cause of Multiple Sclerosis is unknown, although the disease is believed to be an autoimmune problem triggered by a virus—meaning that the patient’s immune cells attack and destroy the patient’s myelin.  In the United States, there are approximately 400,000 patients diagnosed with MS and approximately 200 new patients are diagnosed every week10.  Globally, Multiple Sclerosis is believed to effect 2.1 million people, mostly of European origin.

Conventional Method of Treatment

‘ABC’ drugs Avonex, Beta-Seron, Copaxone are used to treat Multiple Sclerosis but have been shown to barely beat out placebos in efficacy and are not approved in England for government subsidy.  The drug Tysavri was deemed dangerous and was taken off the market for over a year.

Another treatment of MS is high dose steroids; though, this treatment simply decreases symptoms without curing MS.

Potential for Feldetrex™

Our proprietary Feldetrex™ candidate drug will not compete with typical treatment methods for Multiple Sclerosis, but rather, is simply an add-on drug to increase the effectiveness of treatment.

__________________
10 http://www.nationalmssociety.org/about-multiple-sclerosis/what-we-know-about-ms/who-gets-ms/index.aspx

Description of Illness

Fibromyalgia is a common illness affecting approximately 2% of the general population, most common amongst women 20 to 50 years of age.  Approximately five million Americans suffer from the debilitating illness.  The cause of Fibromyalgia is officially unknown and diagnosis of Fibromyalgia is a ‘diagnosis of exclusion’—meaning that Fibromyalgia is diagnosed as an illness after Rheumatoid Arthritis and Lupus have been ruled out with a blood test.

Patients with Fibromyalgia suffer from debilitating fatigue, numbness, headaches, and chronic widespread musculoskeletal pain with multiple tender points.  Fibromyalgia is a chronic condition lasting 6 months to many years.  Patients commonly complain of chronic aching, pain, stiffness, sleep difficulty, headaches, and irritable bowel syndrome.  Consequently, approximately 25% of patients with Fibromyalgia are work disabled.  The direct and indirect costs of Fibromyalgia are, on average, $5,945 per patient11.

Conventional Method of Treatment

Lyrica (Pregabalin) is the only FDA approved medication for the treatment of Fibromyalgia. However, Lyrica oftentimes has side effects of dizziness, drowsiness and dry mouth.  Rarely, Lyrica can cause suicidal ideation and severe agitation.

Potential for Feldetrex™

Our Feldetrex™ candidate drug will not compete with currently existing treatments of Fibromyalgia, but, rather, would be an add-on-drug to increase the effectiveness of treatment.

______________
11 http://www.cdc.gov/arthritis/basics/fibromyalgia.htm

Description of Illness

Traumatic Brain Injury (TBI) occurs when an external force traumatically injures the brain. TBI is a major cause of death and disability worldwide, especially in children and young adults. Causes of TBI include falls, vehicle accidents, and violence. Three separate processes of Traumatic Brain Injury work to injure the brain: 1) bruising (bleeding), 2) tearing, and 3) swelling. Brain trauma can be caused by a direct impact or by acceleration alone. In addition to the damage caused at the moment of injury, brain trauma causes ‘secondary injury’, a variety of events that take place in the minutes and days following the injury. These processes, which include alterations in the cerebral blood flow and the pressure within the skull contribute substantially to the damage from the initial injury.

Each year, an estimated 1.7 million TBI-related deaths, hospitalizations, and emergency department visits occur in the United States.  Of these patients, 52,000 die and 275,000 are hospitalized. 1.4 million patients are treated and released from an emergency department12.

Conventional Method of Treatment

The present treatment methodology for Traumatic Brain Injury is centered on the treatment of symptoms.  There are currently no treatments that target the underlying pathology of Traumatic Brain Injury.

Currently used medications used to treat Traumatic Brain Injury, such as narcotics and antidepressants, have many side effects including addiction, arrhythmia, liver and kidney damage, abdominal problems, nausea, and vomiting.

Potential for Feldetrex™

Our proprietary Feldetrex™ candidate drug has a mechanism of action via a manipulation of central nervous system neurotransmitters, which involves the cerebral cortex, limbic system, and spinothalamic tracts.  Feldetrex™ utilizes a low dosage of Naltrexone which has been shown in multiple medical articles, in the medical literature, to increase endogenous enkephalins.  We have not independently conducted medical or laboratory tests to show the mechanism of action of this medication.

___________________
12 http://www.caregiver.org/caregiver/jsp/content_node.jsp?nodeid=441

Development Plans

Central Nervous System Disorders

Feldetrex™

Feldetrex™, our candidate drug, is a treatment for decreasing the morbidity of Multiple Sclerosis patients.  Multiple Sclerosis is a chronic, progressive illness that affects the nerves in the brain, spinal cord, and other parts of the central nervous system.  Multiple Sclerosis affects over 400,000 people in the United States and may affect 2.5 million people worldwide.  The licensor under our License Agreements has two pending provisional patent applications with variations featuring oral and/or possibly transdermal medication applications.    We intend to compare the efficacy of Feldetrex™ to the standard injectible medications currently utilized to treat Multiple Sclerosis, such as Betaseron (Interferon beta-1b), Avonex (Interferon beta-1a), and Copaxone (Glatiramer acetate).  Additionally, we plan on utilizing Feldetrex™ in peer reviewed medical studies at major medical centers to ascertain the efficacy of Feldetrex™ in symbiotically increasing the efficacy of the standard FDA approved Multiple Sclerosis injection drugs.

Feldetrex™ Development Plans

We don’t have the financial ability to conduct the necessary clinical trials for FDA approval of our Feldetrex™ product candidate.  We intend to enter into agreements with larger pharmaceutical companies as collaboration partners, in part to help cover the cost of such processes.

At the conclusion of the studies involving Feldetrex™, we plan to publish the results in established medical journals and subsequently contact the large pharmaceutical firms for a possible sale or license of the rights to conduct clinical trials, manufacture, and distribute Feldetrex™.

Infectious Diseases

The licensor under our License Agreements has filed a provisional patent application for the dialyzation of blood from a patient who is dying from septicemia.  Septicemia is a rapidly fatal condition in which bacteria have infected the bloodstream of a patient.  These patients subsequently suffer from rapid renal failure, encephalopathy, and heart failure unless the septicemia is quickly reversed.  Each year approximately 200,000 Americans die from septicemia.  The traditional treatment of septicemia has been intravenous antibiotics, which have limited efficacy and are highly toxic.

Our method of treatment is to use an extracorporeal methodology of blood dialysis in which the bacteria-infected blood is sterilized through a proprietary methodology of dialyzation in which the blood is placed into contact with antibiotics within the dialysis lumen for a specified period, which subsequently kills the bacterial pathogen with a sequential removal of the antibiotic in order to negate any toxicity to the treated patient.  We anticipate that this method could be utilized in place of the standard methodology or could be utilized as an adjunctive treatment for intensive care unit patients.

Development Plans

We hope to perform initial concept experimentations within the year 2012.  After proof of concept experimentations, we intend to implement a clinical hospital/doctor test plan for patients using the same contacts developed in the studies described above for Feldetrex™.  We anticipate that these studies will be initiated after successful laboratory testing no earlier than 2013.  Actual clinical trials with patients, conducted in conjunction with our collaboration partners, may continue for many years.  We plan to contact the large medical firms, such as Johnson and Johnson, Pfizer, and Eli Lilly, to attempt to sell the rights to use our technology and conduct  the anticipated clinical trials, beginning as early as mid-to-late 2012.

Oncology

The licensor under our License Agreements is currently developing applications for utilizing a proprietary methodology in which the cancer patient’s blood is utilized to remove metastatic cancer cells. This is accomplished by dialyzing the patient’s blood extra-corporeally, and, through our proprietary methodology, placing the cancer cells in contact with anti-neoplastic agents within the lumen of the dialysis apparatus.  We believe this extra-corporeal methodology for cancer treatment has an enormous potentiality for decreasing the side effects of chemotherapy and irradiation treatment in cancer patients.  Our methodology may also increase the efficacy of cancer treatment by allowing for much higher dosages of anti-neoplastic agents to be used through this extra-corporeal methodology.  Because this method completely avoids exposure of the patient’s corpus to these anti-cancer agents, we believe dosages that cannot be normally tolerated can now be utilized in fighting the cancer.

Development Plans

We intend to initiate laboratory tests to prove our cancer-fighting technology throughout the 2012 calendar year.  We plan to undertake additional studies at a university/hospital during 2012 and 2013, although we have no agreements with any such institutions at this time.  We estimate the cost for each of these studies to be between $300,000 and $500,000, including actual testing with cancer patients, which we anticipate funding from capital raised after we are public.  At the anticipated successful conclusion of these studies, we plan to contact the large pharmaceutical/medical devices firms, such as Johnson & Johnson, Boston Scientific, Medtronics, Pfizer, and E. I. Lilly, to attempt to negotiate a partnership and/or sale of the technology.

Research and Development

Innovation by our research and development operations is very important to our success.  Our goal is to discover, develop and bring to market innovative products and treatments that address major unmet medical needs, including initially, Multiple Sclerosis, Septicemia, and Cancer.  We expect this goal to be supported by substantial research and development investments.

We plan on conducting research internally and may also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with pharmaceutical firms.  We may also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery or development processes or projects, as well as our future product lines, through acquisition, licensing or other arrangements.

In addition to discovering and developing new products, processes and treatments, we expect our research operations to add value to our existing products and processes in development by improving their effectiveness and by discovering new uses for them.

Marketing

We intend to seek a partnership with and/or sale of our product candidates/technologies to large pharmaceutical and/or medical devices firms.  These firms have the ability to effectively promote our product candidates to healthcare providers and patients.  Through their marketing organizations, they can explain the approved uses, benefits and risks of our product candidates to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies.  They also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits, and risks of our product candidates while continuing to motivate people to have meaningful conversations with their doctors.  In addition, they sponsor general advertising to educate the public on disease awareness, important public health issues, and patient assistance programs.

The large pharmaceutical/medical devices firms principally sell their products to wholesalers, but they also sell directly to retailers, hospitals, clinics, government agencies and pharmacies and also work with MCOs, PBMs, employers and other appropriate healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines.

Patents and Intellectual Property Rights

Our Licensors, Marv Enterprises, LLC and Altman Enterprises, LLC, have filed provisional patent applications in the United States and a PCT Europe National Patent for three patents in the areas of cancer, sepsis, and multiple sclerosis.  If granted, we expect these patents to cover the medical treatments discussed above for Multiple Sclerosis, Blood Sepsis, and Cancer and be effective until 2029.  Marv and Altman have licensed these technologies to us pursuant to the terms of the License Agreements.  Because our license agreements cover the patents and “all applications of the United States and foreign countries that claim priority to the above PCT applications, including any non-provisionals, continuations, continuations-in-part, divisions, reissues, re-examinations or extensions thereof,” we anticipate that other technologies that derive from these patents will also belong to us and are covered by the license agreements.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained.  The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Altman Enterprises, LLC has also filed a trademark application for the Feldetrex mark, and has also licensed this to us pursuant to the terms of the License Agreements.

We expect our patent and related rights to be of material importance to our business.

Competition

Our business is conducted in an intensely competitive and often highly regulated market. Our treatments face competition in the form of branded drugs, generic drugs and the currently practiced treatments for Multiple Sclerosis, Blood Sepsis, and Cancer.  The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness.  Where possible, companies compete on the basis of the unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects.  A lower overall cost of therapy is also an important factor.  Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. Though the means of competition vary among product categories, demonstrating the value of our medications and procedures will be a critical factor for our success.

Our competitors include large worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug manufacturers. We compete with other companies that manufacture and sell products that treat similar diseases as our major medications and procedures.

Environment

Our business may be subject to a variety of federal, state and local environmental protection measures. We intend to comply in all material respects with applicable environmental laws and regulations.

Regulation

We expect our business to be subject to varying degrees of governmental regulation in the United States and any other countries in which our operations are conducted.  In the United States, regulation by various federal and state agencies has long been focused primarily on product safety, efficacy, manufacturing, advertising, labeling and safety reporting.  The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction.  Likewise, the approval process with the FDA is estimated to take approximately seven (7) years from the time it is started.  Similar trends are also evident in major markets outside of the United States.

Clinical trials are a set of procedures in medical research conducted to allow safety (or more specifically, information about adverse drug reactions and adverse effects of other treatments) and efficacydata to be collected for health interventions (e.g., drugs, diagnostics, devices, therapy protocols).  These trials can take place only after satisfactory information has been gathered on the quality of the non-clinical safety, and Health Authority/Ethics Committee approval is granted in the country where the trial is taking place.

Depending on the type of product and the stage of its development, investigators enroll healthy volunteers and/or patients into small pilot studies initially, followed by larger scale studies in patients that often compare the new product with the currently prescribed treatment.  As positive safety and efficacy data are gathered, the number of patients is typically increased.  Clinical trials can vary in size from a single center in one country to multicenter trials in multiple countries.

Due to the sizable cost a full series of clinical trials may incur, the burden of paying for all the necessary people and services is usually borne by the sponsor who may be a governmental organization, a pharmaceutical, or biotechnology company.  Since the diversity of roles may exceed resources of the sponsor, often a clinical trial is managed by an outsourced partner such as a contract research organization or a clinical trials unit in the academic sector.

The regulatory agencies under whose purview we intend to operate have administrative powers that may subject us to such actions as product withdrawals, recalls, seizure of products and other civil and criminal sanctions.

Because we intend to seek a partnership with and/or sale of our product candidates/technologies to large pharmaceutical and/or medical devices firms, we anticipate that a larger pharmaceutical company will undertake to navigate the regulatory pathway, including conducting clinical trials, for a product such as Feldetrex™.

Employees

As of the date of this hereof, we do not have any employees.  All services to date have been performed by our officers and directors.  Our officers and directors will continue to work for us without compensation for the forseeable future.  We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.  Nonetheless, because this is our first Annual Report after becoming subject to the Securities Exchange Act of 1934, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk.  You should consider carefully the following information, together with the other information contained in this annual report, before you decide to buy our common stock.  If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected.  In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We intend to develop medical treatments for Alzheimer’s disease, multiple sclerosis, amyotrophic lateral sclerosis, fibromyalgia, traumatic brain injury, blood sepsis and virema, and cancer.  We face risks in developing our product candidates and services and eventually bringing them to market.  We also face risks that our business model becomes obsolete.  The following risks are material risks that we face.  If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We have a limited operating history and our financial results are uncertain.

We have a limited history and face many of the risks inherent to a new business.  As a result of our limited operating history, it is difficult to accurately forecast our potential revenue.  Our revenue and income potential is unproven and our business model is still emerging.  Therefore, there can be no assurance that we will provide a return on investment in the future.  An investor in our common stock must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies, products and processes in emerging markets and evolving industries.  These challenges include our ability to:

•	execute our business model;
•	create brand recognition;
•	manage growth in our operations;
•	create a customer base in a cost-effective manner;
•	retain customers;
•	access additional capital when required; and
•	attract and retain key personnel.

There can be no assurance that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties.

We will need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product candidate development programs, commercial efforts, or sales efforts.

Developing products and processes and marketing developed products is costly.  We will need to raise substantial additional capital in the future in order to execute our business plan and help our collaboration partners fund the development and commercialization of our product candidates.

We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense.  If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations.  We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We do not own our technologies, they are owned by, and licensed from, two entities that are under the control of the Chairman of our Board of Directors.

We do not currently own the technologies necessary to conduct our operations.  The patents necessary to pursue our intended business plan are under the control of our Chairman of the Board of Directors.  As consideration for the two licenses, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world.  Licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then licensor may pay said expenses and our licensed rights in those countries will revert to the licensor.  A total of $14,817 of patent application costs was incurred prior to entering into the license agreements.  These patent costs were capitalized by the Company and recorded as contributed capital from the related party licensor as the repayment obligations were waived.  The license agreements contain provisions that require us to indemnify the licensors for any claims, including costs of litigation, brought against them related to the licenses, and require us to maintain insurance that may be burdensome.  In the event of a breach of our obligations under the license agreements, the licensors are entitled to various damages and remedies, up to and including termination of said license agreements.  The licensors are entities under the control of Dr. Mitchell S. Felder, the Chairman of our Board of Directors.  While Dr. Felder is one of our Company’s founders and the Chairman of our Board of Directors, there can be no assurance that he will extend the offer to license these technologies to us in the future as currently contemplated.

We do not intend to take our Feldetrex™ product candidate past the development stage, but instead intend to enter into collaboration agreements with collaboration partners.  If we are unable to enter into an agreement with collaboration partners, our Feldetrex™ product candidate cannot be marketed, and it will not generate revenue for us.

We do not intend to conduct clinical trials on our Feldetrex™ product candidate.  We instead intend to enter into one or more collaboration agreements with third parties to do so.  However, we have not entered into any such agreements, or discussions for any such agreements, and we cannot guarantee that we will be successful in doing so.  If we do not find a collaboration partner, the Feldetrex™ product candidate cannot be marketed, and it will not generate any revenue for us.

The failure to generate revenue from our Feldetrex™ product candidate will have a materially adverse effect on our overall revenues, profitability, and we may not be able to continue operations.

If an individual used any of our product candidates prior to their approval by the FDA or other regulatory authority, we face risks of unforseen medical problems, and up to a complete ban on the sale of our product candidates.

The efficacy and safety of pharmaceutical products is established through a process of clinical testing under FDA oversight.  No individual is authorized or should use any of our products outside of an established process of clinical testing.  If an individual were to use one of our product candidates in such a manner, we cannot predict the potential medical harm to that individual.  If such an event were to occur, the FDA or similar regulatory agency might impose a complete ban on the sale or use of our candidate products.

The FDA might not approve our product candidates for marketing and sale.

We intend to enter into agreements with larger pharmaceutical companies as collaboration partners, in part to help cover the cost of regulatory approvals.  We believe that FDA approval of some of our product candidates will need to undergo a full investigational new drug (IND) application with the FDA, including clinical trials.  There can be no assurance that the FDA will approve our IND application or any other applications.  Failure to obtain the necessary FDA approval will have a material negative affect on our operations.  While we intend to license our Feldetrex™ product to a larger pharmaceutical company they, in turn, may not be able to obtain the necessary approval to market and sale the product.

We may fail to deliver commercially successful new product candidates, processes, and treatments.

Our technology is at an early stage of research and development.  We do not currently have proof of concept laboratory testing, and no testing arrangements or clinical trials have been formally agreed to.  We do not currently have arrangements with any collaboration partners to fund or conduct such testing or trials.  Our product candidates, when and if tested, may not perform as anticipated.

The development of commercially viable new products and processes, as well as the development of additional uses for existing products and processes, is critical to our ability to generate sales and/or sell the rights to manufacture and distribute our product candidates to another firm.  Developing new products is a costly, lengthy and uncertain process.  A new product candidate can fail at any stage of the process, and one or more late-stage product candidates could fail to receive regulatory approval.

New product candidates may appear promising in development but, after significant investment, fail to reach the market or have only limited commercial success.  This, for example, could be as a result of efficacy or safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, erosion of patent term as a result of a lengthy development period, infringement of patents or other intellectual property rights of others or inability to differentiate the product adequately from those with which it competes.

The commercialization of product candidates under development may not be profitable.

In order for the commercialization of our product candidates to be profitable, our product candidates must be cost-effective and economical to manufacture on a commercial scale.  Furthermore, if our product candidates and processes do not achieve market acceptance, we may not be profitable.  Subject to regulatory approval, we expect to incur significant development, sales and marketing expenses in connection with the commercialization of our new product candidates.  To help fund these expenses, we hope to enter into collaboration agreements with other, larger, pharmaceutical companies.  Even if we receive additional financing, we may not be able to complete planned development and marketing of any or all of our product candidates.  Our future profitability may depend on many factors, including, but not limited to:

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of establishing sales, marketing and distribution capabilities; and
•	the effect of competing technological and market developments.

Even if our collaboration partners receive regulatory approval for our product candidates, we may not ever earn significant revenues from such product candidates.  With respect to the product candidates and processes in our development pipeline that are being developed by or in close conjunction with third parties, our ability to generate revenues from such product candidates will depend in large part on the efforts of such third parties.  To the extent that our collaboration partners are not successful in commercializing our product candidates, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

We may engage in strategic transactions that fail to enhance stockholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value.  We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business.  Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

Our business is heavily regulated by governmental authorities, and failure to comply with such regulation or changes in such regulations could negatively impact our financial results.

We must comply with a broad range of regulatory controls on the testing, approval, manufacturing and marketing of our product candidates, processes and other treatments, particularly in the United States and countries of the European Union, that affect not only the cost of product development but also the time required to reach the market and the uncertainty of successfully doing so.  Health authorities have increased their focus on safety when assessing the benefit risk/balance of drugs in the context of not only initial product approval but also in the context of approval of additional indications and review of information regarding marketed products.  Stricter regulatory controls also heighten the risk of changes in product profile or withdrawal by regulators on the basis of post-approval concerns over product safety, which could reduce revenues and can result in product recalls and product liability lawsuits.  There is also greater regulatory scrutiny, especially in the United States, on advertising and promotion and in particular on direct-to-consumer advertising.

The regulatory process is uncertain, can take many years, and requires the expenditure of substantial resources.  In particular, proposed human pharmaceutical therapeutic product requirements by the FDA in the United States, and similar health authorities in other countries, require substantial time and resources to satisfy.  We may never obtain regulatory approval for our product candidates.

We may not be able to gain or sustain market acceptance for our services and product candidates.

Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and results of operations.  Moreover, there can be no assurance that we will successfully complete our development and introduction of new products or product enhancements or that any such product candidates or processes will achieve acceptance in the marketplace.  We may also fail to develop and deploy new products and product enhancements on a timely basis.

The market for products and services in the pharmaceuticals industry is highly competitive, and we may not be able to compete successfully.

We intend to operate in highly competitive markets.  We will likely face competition both from proprietary products of large international manufacturers and producers of generic pharmaceuticals.  Most of the competitors in the industry have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements.  Also, many competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share.  Such competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can.

Significant product innovations, technical advances or the intensification of price competition by competitors could adversely affect our operating results. We cannot predict the timing or impact of competitive products or their potential impact on sales of our product candidates.

If any of our major product candidates or processes were to become subject to a problem such as unplanned loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products and processes, or if a new, more effective treatment should be introduced, the adverse impact on our revenues and operating results could be significant.

We are dependent on the services of key personnel and failure to attract qualified management could limit our growth and negatively impact our results of operations.

We are highly dependent on the principal members of our management and scientific staff and certain key consultants, including our Chief Executive Officer and the Chairman of the Scientific Advisory Board.  We will continue to depend on operations management personnel with pharmaceutical and scientific industry experience.  At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel.  The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our financial condition and results of operations.

If physicians and patients do not accept our current or future product candidates or processes, we may be unable to generate significant additional revenue, if any.

The products and processes that we may develop or acquire in the future, may fail to gain market acceptance among physicians, health care payors, patients and the medical community.  Physicians may elect not to recommend these treatments for a variety of reasons, including:

•	timing of market introduction of competitive drugs;
•	lower demonstrated clinical safety and efficacy compared to other drugs;
•	lack of cost-effectiveness;
•	lack of availability of reimbursement from managed care plans and other third-party payors;
•	lack of convenience or ease of administration;
•	prevalence and severity of adverse side effects;
•	other potential advantages of alternative treatment methods; and
•	ineffective marketing and distribution support.

If our product candidates and processes fail to achieve market acceptance, we would not be able to generate significant revenue.

We are exposed to the risk of liability claims, for which we may not have adequate insurance.

Since we participate in the pharmaceutical industry, we may be subject to liability claims by employees, customers, end users and third parties.  We do not currently have product liability insurance.  We intend to have proper insurance in place; however, there can be no assurance that any liability insurance we purchase will be adequate to cover claims asserted against us or that we will be able to maintain such insurance in the future.  We intend to adopt prudent risk management programs to reduce these risks and potential liabilities; however, we have not taken any steps to create these programs and have no estimate as to the cost or time required to do so and there can be no assurance that such programs, if and when adopted, will fully protect us.  We may not be able to put risk management programs in place, or obtain insurance, if we are unable to retain the necessary expertise and/or are unsuccessful in raising necessary capital in the future.  Adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on our business.

Pre-clinical and clinical trials are conducted during the development of potential products and other treatments to determine their safety and efficacy for use by humans.  Notwithstanding these efforts, when our treatments are introduced into the marketplace, unanticipated side effects may become evident.  Manufacturing, marketing, selling and testing our product candidates under development or to be acquired or licensed, entails a risk of product liability claims.  We could be subject to product liability claims in the event that our product candidates, processes, or products under development fail to perform as intended.  Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources, and could damage our reputation and impair the marketability of our product candidates and processes.  While we plan to maintain liability insurance for product liability claims, we may not be able to obtain or maintain such insurance at a commercially reasonable cost.  If a successful claim were made against us, and we don’t have insurance or the amount of insurance was inadequate to cover the costs of defending against or paying such a claim or the damages payable by us, we would experience a material adverse effect on our business, financial condition and results of operations.

Other companies may claim that we have infringed upon their intellectual property or proprietary rights.

We do not believe that our product candidates or processes violate third-party intellectual property rights; however, we have not had an independent party conduct a study on possible patent infringements.  Nevertheless, we cannot guarantee that claims relating to violation of such rights will not be asserted by third parties.  If any of our product candidates or processes are found to violate third-party intellectual property rights, we may be required to re-engineer or cause to be re-engineered one or more of those product candidates or processes, or seek to obtain licenses from third parties to continue offering our product candidates or processes without substantial re-engineering, and such efforts may not be successful.

In addition, future patents may be issued to third parties upon which our technology may infringe.  We may incur substantial costs in defending against claims under any such patents.  Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products in the United States or abroad, and could result in the award of substantial damages against us.  In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties.  There can be no assurance that we will be able to obtain such licenses at a reasonable cost, if at all.  Defense of any lawsuit or failure to obtain any such license could be costly and have a material adverse effect on our business.

Our success depends on our ability to protect our proprietary technology.

Our success depends, to a significant degree, upon the protection of our proprietary technology, and that of any licensors.  Legal fees and other expenses necessary to obtain and maintain appropriate patent protection could be material.  Insufficient funding may inhibit our ability to obtain and maintain such protection.  Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

Our licensor has filed provisional patent applications covering technologies pertaining to the treatments of Multiple Sclerosis, Blood Sepsis, and Cancer.  We anticipate that other technologies that derive from these patents will also belong to us and are covered by the license agreements.  Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents may not be granted, and any future patents owned and licensed by us may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties.  Furthermore, to the extent that: (i) any of our future products or methods are not patentable; (ii) such products or methods infringe upon the patents of third parties; or (iii) our patents or future patents fail to give us an exclusive position in the subject matter to which such patents relate, we will be adversely affected.  We may be unable to avoid infringement of third-party patents and may have to obtain a license, or defend an infringement action and challenge the validity of such patents in court.  A license may be unavailable on terms and conditions acceptable to us, if at all.  Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation.  If we do not obtain a license under such patents, are found liable for infringement and are not able to have such patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

We may also rely on trademarks, trade secrets and contract law to protect certain of our proprietary technology.  There can be no assurance that any trademarks will be approved, that such contract will not be breached, or that if breached, will have adequate remedies.  Furthermore, there can be no assurance that any of our trade secrets will not become known or independently discovered by third parties.

Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations.  There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or such collaborators.

Our future growth may be inhibited by the failure to implement new technologies.

Our future growth is partially tied to our ability to improve our knowledge and implementation of pharmaceutical technologies.  The inability to successfully implement commercially viable pharmaceutical technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.

Risks Related To Our Common Stock

There is no public trading market for our common stock, which may impede your ability to sell our shares.

Currently, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future.  There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all.  If a trading market does commence, the price may be highly volatile.  Factors discussed herein may have a significant impact on the market price of our shares.  Moreover, due to the relatively low price of our securities, many brokerage firms may not effect transactions in our common stock if a market is established.  Rules enacted by the SEC increase the likelihood that most brokerage firms will not participate in a potential future market for our common stock.  Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives.  Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

We have applied to list our common stock for trading on the “Over-the-Counter Bulletin Board,” which may make it more difficult for investors to resell their shares due to suitability requirements.

We have asked a market maker apply to list our common stock for trading on the Over the Counter Bulletin Board (OTCBB).  We have received one set of comments from FINRA, to which we replied, and we are waiting to hear back from FINRA.  There can be no assurance that we will be successful in obtaining an OTCBB listing, or that we will be successful in obtaining a listing prior to the completion of this offering.  Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to commence and/or continue trading on the Over the Counter Bulletin Board and/or we may be forced to discontinue operations.

We have applied to list our common stock for trading on the OTCBB.  We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to commence and/or continue trading on the OTCBB and/or continue as a going concern.  Our ability to commence and/or continue trading on the OTCBB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCBB and/or we may be forced to discontinue operations.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own 52.4% of our outstanding common stock, and through the exercise of warrants could acquire another 34,000,000 shares of our common stock and 2,000,000 shares of our Series A Convertible Preferred Stock, resulting in the potential combined ownership of over 88% of our common stock on a fully-diluted basis.  Moreover, the shares of our preferred stock have 100 votes per share, giving these two shareholders over 97% of the potential voting securities.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.  Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future.  We do not plan on making any cash distributions in the manner of a dividend or otherwise.  Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders.  This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue up to 300,000,000 shares of common stock, of which there are currently 11,451,200 shares currently issued and outstanding, and up to 50,674,400 of which may be issued and outstanding if all of our currently outstanding preferred stock and warrants were exercised and converted into common stock.  We therefore have up to an additional 249,325,600 authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors.  Our certificate of incorporation has authorized the issuance of up to 10,000,000 shares of preferred stock at the discretion of our Board.  The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required.  If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock.  Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

As a result of the additional delivery requirements, rather than satisfy the requirements many Broker-dealers often decline to trade in penny stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

The forward looking statements contained in this annual report may prove incorrect.

This annual report contains certain forward-looking statements, including among others:  (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors.  These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the biotechnology industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace.  In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this annual report will, in fact, transpire.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.  These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement.  We are not under any duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results, unless required by law.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

We do not currently lease or use any office space.  We have not paid any amounts to Mr. Hartman for the use of his personal office or for reimbursement of personal office expenses incurred by him.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In January 2012, a market maker submitted a Form 211 to FINRA, requesting a trading symbol for our common stock.  On February 23, 2012, our common stock was assigned the trading symbol “BIEI” and was approved for trading on the Over the Counter Bulletin Board (the “OTCBB”).

Even though a trading symbol has been recently assigned, our common stock is only expected to trade on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.  The last arms-length transaction involving our common stock was a private placement to certain of our shareholders at a price of $0.25 per share.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 16, 2012, there were 11,451,200 shares of our common stock issued and outstanding and held by 101 holders of record.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future.  We intend to apply our earnings, if any, in expanding our operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Recent Issuance of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the three month period ended December 31, 2011.

Common Stock

On June 3, 2011, we issued an aggregate of 122,000 shares of our common stock to fifteen (15) investors, for consideration of $0.25 per share, or $30,500.  The shares are restricted securities in accordance with Rule 144.  The issuances were exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933.  The investors had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute their securities to the public.

On April 19, 2011, we issued an aggregate of 106,000 shares of our common stock to three (3) investors, for consideration of $0.25 per share, or $26,500.  The shares are restricted securities in accordance with Rule 144.  The issuances were exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933.  The investors had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute their securities to the public.

On March 9, 2011, we issued an aggregate of 723,200 shares of our common stock, plus warrants to acquire an additional 723,200 shares of our common stock, to eighty-five (85) investors, for consideration of $0.10 per share, or $72,320.  The shares, and the shares of common stock underlying the exercise of the warrants, are restricted securities in accordance with Rule 144.  The issuances were exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933.  The investors had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute their securities to the public.

On January 20, 2011, we issued 500,000 founders shares of our common stock to Scott Barnes, for services rendered as a director.  The shares are restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the shareholder was a sophisticated investor, had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute the securities to the public.

On June 21, 2010, we issued an aggregate of 10,000,000 shares of our common stock to our officers and directors, as founders, for consideration of $0.00001 per share.  The shares are restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the shareholders were sophisticated investors, had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute their securities to the public.

On June 21, 2010, we issued warrants to acquire 2,500,000 shares of our common stock at $0.00001 per share, over a ten year period from the date of issuance, to The Lebrecht Group, APLC, our legal counsel, as an offering cost related to the sale of a total of 10,000,000 founder’s shares of common stock to the Company’s Officers and Directors.  The resulting shares, when exercised, will be restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the shareholder was a sophisticated investor, had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute the securities to the public.

Preferred Stock

On June 21, 2010, we issued warrants to acquire 1,000,000 shares of our Series A Convertible Preferred Stock at $0.001 per share, to each of William A. Hartman and Dr. Mitchell S. Felder.  The shares are restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the shareholders were sophisticated investors, had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute their securities to the public.

The Preferred Stock is convertible, at the option of the holder, into one share of common stock for each share of Preferred Stock converted.  The holders of our Preferred Stock also have 100 votes per share of Preferred Stock that they hold.  It also contains protective provisions as follows:

The Company may not take any of the following actions without the approval of a majority of the holders of the outstanding Series A Convertible Preferred Stock:  (i) effect a sale of all or substantially all of the Company’s assets or which results in the holders of the Company’s capital stock prior to the transaction owning less than fifty percent (50%) of the voting power of the Company’s capital stock after the transaction, (ii) alter or change the rights, preferences, or privileges of the Series A Convertible Preferred Stock, (iii) increase or decrease the number of authorized shares of Series A Convertible Preferred Stock, (iv) authorize the issuance of securities having a preference over or on par with the Series A Convertible Preferred Stock, or (v) effectuate a forward or reverse stock split or dividend of the Company’s common stock.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of Alzheimer’s Disease (AD), Fibromyalgia, Multiple Sclerosis (MS), Traumatic Brain Injury (TBI), Amyotrophic Lateral Sclerosis (ALS/Lou Gehrig’s Disease), Blood Sepsis and Viremia, and Cancer.

We have not generated any revenue to date, and we do not currently have a product ready for market.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from May 10, 2010 (Inception) to December 31, 2010 and as of and for the year ended December 31, 2011, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will last approximately six months.  However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Year ended December 31, 2011 and the Period from May 10, 2010 (inception) to December 31, 2010

Results of Operations

Introduction

We had no revenues for the year ended December 31, 2011 or the period from May 10, 2010 (inception) to December 31, 2010.  Our operating expenses were $96,932 for the year ended December 31, 2011 compared to $2,080 for the period from May 10, 2010 (inception) to December 31, 2010, an increase of $94,852 or 4,560%.  Our operating expenses consisted mostly of professional fees and general and administrative expenses as we finished organizing our corporate entity and launched our initial capital raise, in addition to our legal and accounting costs incurred as part of the process to file a Form S-1 with Securities and Exchange Commission.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net operating income (loss) for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010 were as follows:

		Period from
		May 10, 2010
	Year Ended	(inception) to
	December 31, 2011	December 31, 2010	Increase / (Decrease)
Revenue	$-	$-	$-

Operating expenses:
General & administrative	18,238	1,982	16,256
Professional fees	78,694	98	78,596
Total operating expenses	96,932	2,080	94,852

Net operating loss	(96,932)	(2,080)	94,852
Other expense	(14,930)	(76)	14,854

Net loss	$(111,862)	$(2,156)	$109,706

Revenues:

The Company was established on May 10, 2010 and is in the development stage and had no operations during the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010, as such there were no revenues.

General and Administrative:

General and administrative expenses were $18,238 for the year ended December 31, 2011 compared to $1,982 for the period from May 10, 2010 (inception) to December 31, 2010, an increase of $16,256, or 820%.  The increase was primarily due to the shortened initial period and limited operations as we began to form our entity and develop our business plan.  General and administrative expenses consisted primarily of SEC filing costs, office supplies and printing costs.

Professional Fees:

Professional fees expense was $78,694 for the year ended December 31, 2011 compared to $98 for the period from May 10, 2010 (inception) to December 31, 2010, an increase of $78,792, or 80,200%.  The increase was primarily due to the shortened initial period and limited operations as we began to form our entity and develop our business plan.  Professional fees consisted of legal, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating loss for the year ended December 31, 2011 was $96,932 or ($0.01) per share compared to a net operating loss of $2,080 for the period from May 10, 2010 (inception) to December 31, 2010, or ($0.00) per share, an increase of $94,852 or 4,560%.  Net operating loss increased primarily due to the costs incurred in the year ended December 31, 2011 to prepare our public filings and bring our company to a public market compared to the shortened initial period and limited operations as we began to form our entity and develop our business plan.

Other Expense:

Other expense for the year ended December 31, 2011 was $14,930 compared to $76 for the period from May 10, 2010 (inception) to December 31, 2010, an increase of $14,854 or 19,545%.  Other expense consisted of interest expense of $113 and $76 for the year ended December 31, 2011 compared to the period from May 10, 2010 (inception) to December 31, 2010, and a loss on disposal of patents of $14,817 and $-0- for the year ended December 31, 2011 compared to the period from May 10, 2010 (inception) to December 31, 2010.  Other expense increased primarily due to the loss on disposal of patents as a result of our discontinued pursuit of international patents in the year ended December 31, 2011 that were not incurred in the shortened period from May 10, 2010 (inception) to December 31, 2010.

Net Loss:

Net loss for the year ended December 31, 2011 was $111,862 or ($0.01) per share compared to a net loss of $2,156 for the period from May 10, 2010 (inception) to December 31, 2010, or ($0.00) per share, an increase of $109,706 or 5,088%.  Net loss increased primarily due to the costs incurred in the year ended December 31, 2011 to prepare our public filings and bring our company to a public market compared to the shortened initial period and limited operations as we began to form our entity and develop our business plan.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2011, because we did not generate any revenues, we had negative operating cash flows.  Our cash on hand as of December 31, 2011 was $26,264, which came from the sale of our common stock, and our monthly cash flow burn rate is approximately $10,000.  As a result, although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2011 and December 31, 2010, respectively, are as follows:

	December 31, 2011	December 31, 2010	Change
Cash	$26,264	$373	$25,891
Total Current Assets	26,264	373	25,891
Total Assets	33,322	15,190	18,132
Total Current Liabilities	3,098	2,429	669
Total Liabilities	$3,098	$2,429	$669

Our cash increased by $25,891 as of December 31, 2011 as compared to December 31, 2010 because of the proceeds from the sale of our common stock.  Our total current assets increased by $25,891 due to the proceeds received from the sale of our common stock.  Our total assets increased by $18,132 during the same period for the same reason, along with a decrease in our capitalized patent rights and applications of $7,759 due to a $14,817 loss on disposal of patents related to our discontinued pursuit of certain international patents, which are still being pursued in the United States.

Our current liabilities increased by $669 as of December 31, 2011 as compared to December 31, 2010 primarily because of an increase in accounts payable of $3,098, partially offset by a decrease in notes payable to related parties of $2,355 and a decrease in the related accrued interest of $74 as we repaid short term loans from officers.  Our total liabilities decreased by the same $669 for the same reason.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2011 was $26,264, which came from the sale of our common stock, and our monthly cash flow burn rate is approximately $10,000.  As a result, although we have moderate short term cash needs, as our operating expenses increase we will face medium to long term cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010 was $94,021 and $2,082, respectively, an increase of $91,939, or 4,415% compared the shortened period from May 10, 2010 (inception) to December 31, 2010.  The increase consisted of our increased net loss from operations of $111,862, increased loss on disposal of patents of $14,817, increased accounts payable of $3,098 and a decrease in accrued interest to related parties of $74.

Investments

Our net cash used in investing activities for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010 was $7,058 and $-0-, respectively, an increase of $7,058, or 100% compared the shortened period from May 10, 2010 (inception) to December 31, 2010.  The increase consisted of our increased payments on patent rights and application processes.

Financing

Our net cash provided by financing activities for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010 was $126,970 and $2,455, respectively, an increase of $124,515, or 5,072%.  The increase consisted of repayments on notes payable to related parties of $2,355 compared to proceeds from notes payable to related parties of $2,355 in the shortened period from May 10, 2010 (inception) to December 31, 2010, and proceeds from the sale of common stock of $129,325 compared to proceeds of $100 received in the shortened period from May 10, 2010 (inception) to December 31, 2010.

Debt Instruments, Guarantees, and Related Covenants

On December 31, 2010 the Company received an unsecured loan in the amount of $1,178, bearing interest at 8% and due on demand from the Company’s CEO.

On December 31, 2010 the Company received unsecured loans in the amount of $1,177, bearing interest at 8% and due on demand from the Company’s Chairman of the Board.

On March 31, 2011 the Company received an unsecured loan in the amount of $500, bearing interest at 8% and due on demand from the Company’s CEO.

On March 31, 2011 the Company received an unsecured loan in the amount of $500, bearing interest at 8% and due on demand from the Company’s Chairman of the Board.

On May 25, 2011 the Company repaid unsecured loans in the total amount of $1,678, as well as accrued interest of $83 to the Company’s CEO.

On May 25, 2011 the Company repaid unsecured loans in the total amount of $1,677, as well as accrued interest of $83 to the Company’s Chairman of the Board.

Critical Accounting Policies and Estimates

Nature of Business

Premier Biomedical, Inc. (“the Company”) was incorporated in the state of Nevada on May 10, 2010 (“Inception”).  The Company was formed to develop and market medications and procedures that address several highly visible health issues.  The Company will introduce these medications and procedures to large pharmaceutical firms via publication in medical journals and by direct contact.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.  An entity remains in the development stage until such time as, among other factors, revenues have been realized.  To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Patent rights and applications

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved.  Patent costs for unsuccessful patent applications are expensed when the application is terminated. During 2011, we decided to abandon pursuit of certain international patents over our intellectual properties and focus exclusively on the US patent market, which resulted in a $14,817 loss on disposal of patents.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Revenue Recognition

Sales on fixed price contracts are recorded when services are earned, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not occurred. No sales have yet commenced.

Research and Development Expenses

We anticipate incurring significant research and development expenses in the future as we discover, develop, and bring to market new products and treatments.  We do not currently have an estimate of those costs because we do not know the extent or scope of products that we may be able to develop.  We have not estimated the amount nor timing of costs, internal or external, that we expect to incur on any of our major research and development projects because we do not have the financial capital necessary to hire consultants and financial analysts necessary to do so.  We do intend, in the future at a time when we are more comfortably capitalized, to prepare thorough estimates.  There are significant risks associated with developing projects on schedule and within budget, including but not limited to capital funding, loss of market share, and unforseen product liability.  We have not yet incurred any research and development costs. All costs incurred thus far have been capitalized related to our patent applications, of which we recognized a loss on disposal of $14,817 related to abandoned international patents during the year ended December 31, 2011.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $-0- for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on January 1, 2012.  The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  This amendment explains which modifications constitute troubled debt restructurings (“TDR”).  Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption.  The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Premier Biomedical, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Premier Biomedical, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year and period then ended and for the period from inception (May 10, 2010) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Biomedical, Inc. as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and has an accumulated deficit of $114,018 as of December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 20, 2012

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$26,264	$373
Total current assets	26,264	373

Patent rights and applications	7,058	14,817

Total assets	$33,322	$15,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts Payable	$3,098	$-
Accrued interest, related parties	-	74
Notes payable, related parties	-	2,355
Total current liabilities	3,098	2,429

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized,
11,451,200 and 10,000,000 shares issued and outstanding
at December 31, 2011 and 2010, respectively	115	100
Additional Paid in Capital	144,127	14,817
(Deficit) accumulated during development stage	(114,018)	(2,156)
Total stockholders' equity (deficit)	30,224	12,761

Total liabilities and stockholders' equity (deficit)	$33,322	$15,190

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	May 10, 2010	May 10, 2010
	Year Ended	(inception) to	(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Revenue	$-	$-	$-

Operating expenses:
General and administrative	18,238	1,982	20,220
Professional fees	78,694	98	78,792
Total operating expenses	96,932	2,080	99,012

Net operating loss	(96,932)	(2,080)	(99,012)

Other expense:
Loss on disposal of patents	(14,817)	-	(14,817)
Interest expense	(113)	(76)	(189)
Total other expenses	(14,930)	(76)	(15,006)

Loss before provision for income taxes	(111,862)	(2,156)	(114,018)

Provision for income taxes	-	-	-

Net loss	$(111,862)	$(2,156)	$(114,018)

Weighted average number of common shares
outstanding - basic and fully diluted	11,235,948	10,000,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						(Deficit)
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$14,817

Units of common stock and warrants sold to
founders at $0.00001 per share	-	-	10,000,000	100	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-		(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$(114,018)	$30,224

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	May 10, 2010	May 10, 2010
	Year Ended	(inception) to	(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(111,862)	$(2,156)	$(114,018)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss on disposal of patents	14,817	-	14,817
Increase (decrease) in liabilities:
Accounts payable	3,098	-	3,098
Accrued interest, related parties	(74)	74	-
Net cash used in operating activities	(94,021)	(2,082)	(96,103)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	(7,058)	-	(7,058)
Net cash used in investing activities	(7,058)	-	(7,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and (repayments) on notes payable, related parties	(2,355)	2,355	-
Proceeds from the sale of common stock	129,325	100	129,425
Net cash provided by financing activities	126,970	2,455	129,425

NET CHANGE IN CASH	25,891	373	26,264

CASH AT BEGINNING OF PERIOD	373	-	-

CASH AT END OF PERIOD	$26,264	$373	$26,264

SUPPLEMENTAL INFORMATION:
Interest paid	$187	$2
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital, patent rights and applications	$-	$14,817

The accompanying notes are an integral part of these financial statements.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Premier Biomedical, Inc. (“the Company”) was incorporated in the state of Nevada on May 10, 2010 (“Inception”). The Company was formed to develop and market medications and procedures that address several highly visible health issues. The Company will introduce these medications and procedures to larger pharmaceutical firms via publication in medical journals and by direct contact.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Development Stage Company
The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Patent Rights and Applications
Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. During 2011, we decided to abandon pursuit of certain international patents over our intellectual properties and focus exclusively on the US patent market, which resulted in a $14,817 loss on disposal of patents.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Revenue Recognition
Sales on fixed price contracts are recorded when services are earned, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not occurred. Sales have not yet commenced.

Research and Development Expenses
We anticipate incurring significant research and development expenses in the future as we discover, develop, and bring to market new products and treatments. We do not currently have an estimate of those costs because we do not know the extent or scope of products that we may be able to develop. We have not estimated the amount nor timing of costs, internal or external, that we expect to incur on any of our major research and development projects because we do not have the financial capital necessary to hire consultants and financial analysts necessary to do so. We do intend, in the future at a time when we are more comfortably capitalized, to prepare thorough estimates. There are significant risks associated with developing projects on schedule and within budget, including but not limited to capital funding, loss of market share, and unforeseen product liability. We have not yet incurred any research and development costs. All costs incurred thus far have been capitalized related to our patent applications, of which we recognized a loss on disposal of $14,817 related to abandoned international patents during the year ended December 31, 2011.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $-0- for the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions
In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $114,018 and used net cash in operating activities of $96,103 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

Notes Payable
On May 25, 2011 the Company repaid unsecured loans in the total amount of $1,678, as well as accrued interest of $83 to the Company’s CEO.

On May 25, 2011 the Company repaid unsecured loans in the total amount of $1,677, as well as accrued interest of $83 to the Company’s Chairman of the Board.

On March 31, 2011 the Company received an unsecured loan in the amount of $500, bearing interest at 8% and due on demand from the Company’s CEO.

On March 31, 2011 the Company received an unsecured loan in the amount of $500, bearing interest at 8% and due on demand from the Company’s Chairman of the Board.

On December 31, 2010 the Company received an unsecured loan in the amount of $1,178, bearing interest at 8% and due on demand from the Company’s CEO.

On December 31, 2010 the Company received unsecured loans in the amount of $1,177, bearing interest at 8% and due on demand from the Company’s Chairman of the Board.

Common Stock
On January 20, 2011, the Company sold 500,000 founder’s shares at the par value of $0.00001 per share in exchange for proceeds of $5 to a newly appointed director. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The shares issued carried a total fair value of $160, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
500,000 shares of common stock valued at a total of $160, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, at a fair value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s CEO. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

-
Warrants to purchase 1,000,000 shares of series A convertible preferred stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

-
Warrants to purchase 17,000,000 shares of common stock valued at a total of $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, and an intrinsic value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s Chairman of the Board. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

-
Warrants to purchase 1,000,000 shares of series A convertible preferred stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

-
Warrants to purchase 17,000,000 shares of common stock valued at a total of $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

On June 21, 2010, the Company sold a total of 4,000,000 founder’s shares at the par value of $0.00001 per share in exchange for total proceeds of $40 to four of the Company’s directors. The shares issued carried a total fair value of $1,280, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The fair value of the common stock issuances to the founders using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
1,000,000 shares of common stock issued to each of four Directors valued at $320 each, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 4 – Patent Rights and Applications

	December 31, 2011	December 31, 2010
Patent rights and applications	$7,058	$14,817
Less: accumulated amortization	-	-

	$7,058	$14,817

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. During the year ended December 31, 2011, the Company performed reviews of the carrying value of its patent rights and applications and, as a result, the Company wrote off a total book value of $14,817 in patent rights and applications related to discontinued pursuit of international patents for the year ended December 31, 2011.

Note 5 – Notes Payable, Related Parties

On May 25, 2011 the Company repaid unsecured loans in the total amount of $1,678, as well as accrued interest of $83 to the Company’s CEO.

On May 25, 2011 the Company repaid unsecured loans in the total amount of $1,677, as well as accrued interest of $83 to the Company’s Chairman of the Board.

On March 31, 2011 the Company received an unsecured loan in the amount of $500, bearing interest at 8% and due on demand from the Company’s CEO.

On March 31, 2011 the Company received an unsecured loan in the amount of $500, bearing interest at 8% and due on demand from the Company’s Chairman of the Board.

On December 31, 2010 the Company received an unsecured loan in the amount of $1,178, bearing interest at 8% and due on demand from the Company’s CEO.

On December 31, 2010 the Company received unsecured loans in the amount of $1,177, bearing interest at 8% and due on demand from the Company’s Chairman of the Board.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Stockholders’ Equity

The Company has authorized 300,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.001 par value Series A convertible preferred stock.

The Series A convertible preferred stock carries liquidation preference over other common shares outstanding, has 100:1 voting rights compared to common shares, and each share is convertible into one common share per preferred share.

Common Stock
On various dates from April 1, 2011 through June 3, 2011, the Company sold a total of 228,000 shares of the Company’s common stock at $0.25 per share, in exchange for total proceeds of $57,000 to a total of eighteen independent investors. The Company was able to increase its offering price from its February 28, 2011 offerings due to developments with regard to an anticipated Cooperative Research and Development Agreement, or CRADA, involving clinical tests on patients which it anticipates will be conducted in conjunction with the Department of Defense, along with the increased enterprise value generated from the capital previously received.

On February 28, 2011, the Company sold a total of 723,200 shares of the Company’s common stock at $0.10 per share, along with warrants to purchase a total of 723,200 shares of common stock at $0.10 per share over a two year period beginning one year from the date the Company begins trading on a public stock exchange, in exchange for total proceeds of $72,320 to a total of eighty five independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the 723,200 common stock warrants using the Black-Scholes option-pricing model is $1,121, or $0.00155 per share, based on a 105% volatility, risk-free interest rate of 3.27% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $506. The Company was able to increase its offering price as it advanced in the development of its business, along with the progression of events that will enable it to bring the Company to a public trading platform and increase the implied value attributed to the potential liquidity to third party investors.

On January 20, 2011, the Company sold 500,000 founder’s shares at the par value of $0.00001 per share in exchange for proceeds of $5 to a newly appointed director. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The shares issued carried a total fair value of $160, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
500,000 shares of common stock valued at a total of $160, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, at a fair value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s CEO. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

-
Warrants to purchase 1,000,000 shares of series A convertible preferred stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

-
Warrants to purchase 17,000,000 shares of common stock valued at a total of $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, and an intrinsic value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s Chairman of the Board. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

-
Warrants to purchase 1,000,000 shares of series A convertible preferred stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

-
Warrants to purchase 17,000,000 shares of common stock valued at a total of $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

On June 21, 2010, the Company sold a total of 4,000,000 founder’s shares at the par value of $0.00001 per share in exchange for total proceeds of $40 to four of the Company’s directors. The shares issued carried a total fair value of $1,280, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, 5/10/10 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The fair value of the common stock issuances to the founders using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
1,000,000 shares of common stock issued to each of four Directors valued at $320 each, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following table summarizes the fair value of the equity issuances from May 10, 2010 (inception) to December 31, 2011:

Note 7 – Series A Convertible Preferred Stock Warrants

Series A Convertible Preferred Stock Warrants Granted
On June 21, 2010 the Company issued warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 shares of founder’s shares of common stock to the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $890, or $0.00089 per share, using the stated term, or ten years, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

On June 21, 2010 the Company issued warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 shares of founder’s shares of common stock to the Company’s Chairman of the Board. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $890, or $0.00089 per share, using the stated term, or ten years, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2011.

				Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price
$0.001	2,000,000	8.5 years	$0.001	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2010.

				Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price
$0.001	2,000,000	9.5 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2011	2010
Average risk-free interest rates	3.27%	3.26%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.001 per warrant, and there were no series A preferred stock warrants granted during the year ended December 31, 2011.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, May 10, 2010 (inception)	-	$-
Options cancelled	-	-
Options granted	2,000,000	0.001
Options exercised	-	-
Balance, December 31, 2010	2,000,000	$0.001
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2011	2,000,000	$0.001

Exercisable, December 31, 2011	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

		Price	Common	Common	Relative Fair	Number of Preferred	Number of Common			Expected Term of		Warrant	Relative Fair
Grant		Per	Stock	Stock	Value of	Stock	Stock	Strike	Vesting	Warrants	Warrant	Intrinsic	Value of
Date	Description	Share	Shares	Fair Value	Proceeds	Warrants	Warrants	Price	Terms	(Days)	Fair Value	Value	Proceeds
06/21/10	Founders shares granted to Chairman of the Board at par value, total proceeds of $30 consisting of common stock,	0.00001	3,000,000	960.00	5.00	-	17,000,000	$0.00001	Fully vested	3,647	3,910.00	1,530.00	20.36
	preferred stock warrants and common stock warrants					1,000,000	-	$0.00100	Fully vested	3,647	890.00	390.00	4.64
06/21/10	Founders shares granted to CEO at par value, total proceeds of $30 consisting of common stock, preferred stock	0.00001	3,000,000	960.00	5.00	-	17,000,000	$0.00001	Fully vested	3,647	3,910.00	1,530.00	20.36
	warrants and common stock warrants					1,000,000	-	$0.00100	Fully vested	3,647	890.00	390.00	4.64
06/21/10	Founders shares granted to Director at par value, total proceeds of $10	0.00001	1,000,000	320.00	10.00	-	-	-	N/A	-	-	-	-
06/21/10	Founders shares granted to Director at par value, total proceeds of $10	0.00001	1,000,000	320.00	10.00	-	-	-	N/A	-	-	-	-
06/21/10	Founders shares granted to Director at par value, total proceeds of $10	0.00001	1,000,000	320.00	10.00	-	-	-	N/A	-	-	-	-
06/21/10	Founders shares granted to Director at par value, total proceeds of $10	0.00001	1,000,000	320.00	10.00	-	-	-	N/A	-	-	-	-
06/21/10	Warrants granted as direct offering costs	-	-	-	-	-	2,500,000	$0.00001	Fully vested		575.00	225.00	-
	Total, 12/31/10		10,000,000	3,200.00	50.00	2,000,000	36,500,000				10,175.00	4,065.00	50.00

01/20/11	Founders shares granted to Director at par value, total proceeds of $5	0.00001	500,000	160.00	5.00	-	-	-	N/A	-	-	-	-
02/28/11	Unit offerings sold at $0.10 per unit, total proceeds of $72,320 consisting of one share of common stock and one share of common stock warrants	0.10000	723,200	1,627.20	42,821.05	-	723,200	$0.10000	Must own for1 year after public trading *	3,395	1,120.96	506.24	29,498.95
	Issued - 3 months ending, 3/31/11		1,223,200	1,787.20	42,826.05	-	723,200				1,120.96	506.24	29,498.95

04/01/11 through 06/03/11	Common stock sold at $0.25 per share, total proceeds of $57,000	0.25000	228,000	57,000.00	57,000.00	-	-				-	-	-
	Issued - 3 months ending, 6/30/11		228,000	57,000.00	57,000.00	-	-				-	-	-

	None
	Issued - 3 months ending, 9/30/11		-	-	-	-	-				-	-	-

	None
	Issued - 3 months ending, 12/31/11		-	-	-	-	-				-	-	-

12/31/2011	Grand Total, 12/31/11		11,451,200	61,987.20	99,876.05	2,000,000	37,223,200				11,295.96	4,571.24	29,548.95
_______
* Warrants require holder to maintain ownership of original shares for a period of one year after the stock is publicly traded, then for a period on one year (12 months) they may excersize the warrant at $.10 per share.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
Note 8 – Common Stock Warrants

Common Stock Warrants Granted (2011)
On February 28, 2011 the Company granted warrants to purchase a total of 723,200 shares of common stock at $0.10 per share over a two year period beginning one year from the date the Company begins trading on a public stock exchange, in exchange for total proceeds of $72,320 in conjunction with the sale of 723,200 shares of common stock to a total of eighty five independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the 723,200 common stock warrants using the Black-Scholes option-pricing model is $1,121, or $0.00155 per share, based on a 105% volatility, risk-free interest rate of 3.27% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $506.

Common Stock Warrants Granted (2010)
On June 21, 2010 the Company issued warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 founder’s shares of common stock to the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

On June 21, 2010 the Company issued warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 founder’s shares of common stock to the Company’s Chairman of the Board. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

On June 21, 2010 the Company issued warrants to purchase 2,500,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance to the Company’s securities attorney, as an offering cost for the sale of a total of 10,000,000 founder’s shares of common stock to the Company’s Officers and Directors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $575, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $225.

Common Stock Warrants Cancelled
No warrants were cancelled during the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Common Stock Warrants Expired
No warrants expired during the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Common Stock Warrants Exercised
No warrants were exercised during the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2011.

				Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price
$0.00001 – $0.10	37,223,200	8.3 years	$0.00195	36,500,000	$0.00001

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2010.

				Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price
$0.00001	36,500,000	9.5 years	$0.00001	36,500,000	$0.00001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2011	2010
Average risk-free interest rates	3.27%	3.26%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.00001 per warrant, and approximately $0.10 per warrant granted during the year ended December 31, 2011.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, May 10, 2010 (inception)	-	$-
Options cancelled	-	-
Options granted	36,500,000	0.00001
Options exercised	-	-
Balance, December 31, 2010	36,500,000	$0.00001
Options cancelled	-	-
Options granted	723,200	0.10
Options exercised	-	-
Balance, December 31, 2011	37,223,200	$0.00195

Exercisable, December 31, 2011	36,500,000	$0.00001

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the year ended December 31, 2011 and the period from May 10, 2010 (inception) to December 31, 2010, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2011 and December 31, 2010, the Company had $113,945 and $2,156 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$39,880	$755

Net deferred tax assets before valuation allowance	39,880	755
Less: Valuation allowance	(39,880)	(755)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010, respectively.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2011	2010
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 10 – Subsequent Events

The Company has not conducted any reportable subsequent events.

ITEM 9 –    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)           Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person, and the date such person became a director or executive officer of the Company.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Family relationships among any of the directors and officers are described below.

Name	Age	Position(s)
William A. Hartman	70	President, Chief Executive Officer, and Director (June 2010)

Dr. Mitchell S. Felder	57	Chairman of the Board of Directors and the Scientific Advisory Board (June 2010)

Heidi H. Carl	41	Chief Financial Officer, Secretary and Treasurer, Director (June 2010)

Ramon D. Foltz	71	Director (June 2010)

Jay Rosen	57	Director (June 2010)

Justin Felder	21	Director (June 2010)

Scott Barnes	62	Director (December 2010)

William A. Hartman, age 70, is our President and Chief Executive Officer and a member of our Board of Directors.   From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc.  From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc.  From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive.  From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984, he was Division Quality Compliance Manager at Ford Motor Company.  At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants.  He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion.  Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 57, is our Chairman of the Board of Directors and our Scientific Advisory Board.  Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983.  He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology.  Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents.  Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap.  During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist.  Dr. Felder is presently the acting Chief of the Department of Neurology at William Beaumont Army Medical Center in El Paso, Texas.  Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 41, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors.  From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc.  From June 2007 to May 2009, Heidi was the Product Development Specialist at General Motors Corporation.  From May 2006 to May 2007, Heidi was the Associate Marketing Manager at General Motors Corporation.  From May 2003 to May 2006, Heidi was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Heidi was the District Area Parts Manager at General Motors Corporation.  Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Ramon D. Foltz, age 71, has been a member of our Board of Directors since our inception in June 2010.  From January 2000 to the present, Mr. Foltz has engaged in consulting for various manufacturing firms and the practice of patent law.  From August 1972 to January 2000, Mr. Foltz was a Senior Patent Lawyer at TRW Inc. for the TRW Automotive Sector with a brief stint as Director of Engineering for the TRW Automotive Steering and Suspension Group.  In these roles, Mr. Foltz helped in obtaining intellectual property rights on inflatable restraints and steering and suspension systems for passenger and commercial vehicles, and started an automotive systems engineering group.  From September 1964 to August 1972, Mr. Foltz was Patent Counsel and Senior Patent Counsel for Eaton Corporation.  Mr. Foltz has BSME and Juris Doctor degrees from Ohio Northern University and is registered to practice in the State of Ohio, Circuit Court for the Federal Circuit, and U.S. Patent & Trademark Office.

Jay Rosen, age 57, has been a member of our Board of Directors since our inception in June 2010.  Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971.  He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005.  Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange.  Mr. Rosen studied economics and finance at New York University and Columbia University.

Justin Felder, age 21, has been a member of our Board of Directors since our inception in June 2010.  He currently attends the Wharton School of Business and has attended the prestigious Governor’s School for the Sciences as a National Merit Scholar Finalist.  Mr. Felder has one granted patent (he was the co-author of a granted patent for a hydrogen bioreactor) and twenty patent applications.  Neither the granted patent, nor the patent applications, have any relevance to Premier Biomedical, Inc.

Scott Barnes, age 62, has been a member of our Board of Directors since December 23, 2010.  Mr. Barnes is currently the Chief Legal Officer of both Presidio Financial, LLC, a receivables management company, and the Law Office of Curtis O. Barnes, P.C.  Prior to joining those organizations in 2008, from 2004 to 2008, Mr. Barnes held the role of vice president and general counsel at Harcourt Assessment, Inc., a publisher of psychological and educational assessments, where he oversaw a team of attorneys, paralegals and other specialists who provided company-wide support on a broad range of legal and contract management issues.  Prior to joining Harcourt Assessment, from 1980 to 2001, Mr. Barnes held a number of senior legal positions at TRW, Inc and at several of TRW’s business units, with a heavy emphasis on strategic business relationships and acquisitions.  Mr. Barnes is admitted to practice law in California and Ohio and before the federal courts, and is a member of the Association of Corporate Counsel.  He earned his law degree from the University of Michigan Law School.  He also holds a bachelor’s degree in economics from UCLA and a master’s degree in business administration from UCLA’s Anderson Graduate School of Management.

Family Relationships

Heidi H. Carl is the daughter of William A. Hartman.  Justin Felder is the son of Dr. Mitchell S. Felder.

Other Directorships

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee or an audit committee financial expert.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the current required parties are delinquent in their 16(a) filings.

Board Meetings

During the fiscal year ended December 31, 2011, the Board of Directors met approximately bi-weekly basis.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

We do not currently have written employment agreements with our executives.  All are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the year ended December 31, 2011 and the period from May 10, 2010 (Inception) to December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William A. Hartman	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Heidi H. Carl	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary/Treasurer	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

For the year ended December 31, 2011, and for the period from May 10, 2010 (Inception) to December 31, 2010, none of the members of our Board of Directors received compensation for his or her service as a director.  We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.  We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership		Percentage of Series A Preferred Stock Ownership (3)
William A. Hartman (4)(9)	21,000,000	(5)	71.3%	1,000,000	(6)	50.0%

Dr. Mitchell S. Felder (4)(10) P.O. Box 1332 Hermitage, PA 16148	21,000,000	(5)	71.3%	1,000,000	(6)	50.0%

Heidi H. Carl (4)(9)	1,000,000		8.7%	-		-

Ramon D. Foltz (4)	1,000,000		8.7%	-		-

Jay Rosen (4)	1,000,000		8.7%	-		-

Justin Felder (4)(10)	1,000,000		8.7%	-		-

Scott Barnes (4)	500,000		4.4%	-		-

The Lebrecht Group, APLC 406 W. South Jordan Pkwy Suite 160 South Jordan, UT 84095 (7)	2,500,000	(8)	17.9%	-		-

All Officers and Directors as a Group (7 Persons) (2)(3)(4)(5)(6)	46,500,000		98.0%	2,000,000		100.0%
_____________
(1)	Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.
(2)
Unless otherwise indicated, based on 11,451,200 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, which assumes the exercise of warrants by Mr. Hartman and Dr. Felder.
(4)	Indicates one of our officers or directors.
(5)
Includes 17,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, and 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock.

(6)	Includes 1,000,000 shares of Series A Convertible Preferred Stock that may be acquired upon the exercise of warrants at $0.001 per share.
(7)	The Lebrecht Group, APLC is our legal counsel.
(8)	Includes 2,500,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share
(9)	William A. Hartman is the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his daughter.
(10)	Justin Felder is the son of Dr. Mitchell S. Felder. Dr. Felder disclaims ownership of shares held by his son.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

There are no current arrangements which will result in a change in control.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

License Agreements

On May 12, 2010, we entered into two separate License Agreements.  One License Agreement was entered into with Altman Enterprises, LLC, wherein we obtained certain exclusive rights in (i) proprietary technology that is the subject of one pending PCT patent application relating to the treatment of auto-immune diseases, and (ii) the “Feldetrex” trademark.  The other License Agreement was entered into with Marv Enterprises, LLC, wherein we obtained certain exclusive rights in proprietary technology that was the subject of two PCT patent applications relating to the treatment of blood borne carcinomas and sequential extracorporeal treatment of blood.  We decided to abandon pursuit of these international patents over our intellectual properties during 2011 and focus exclusively on the US patent market, which resulted in a $14,817 loss on disposal of patents.  Authority to execute the License Agreements on behalf of Altman and Marv is vested in Dr. Mitchell S. Felder, the Chairman of our Board of Directors.  Because the Licensors are controlled by one of our directors, there may exist a conflict of interest in decisions made by the Company with respect to the Licenses.

As consideration for the two licenses, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (ii) reimburse the licensor for any costs already incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world.  Licensor shall have sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then licensor may pay said expenses and our licensed rights in those countries will revert to the licensor.

Stock Issuances

Preferred Stock

On June 21, 2010, we issued warrants to acquire 1,000,000 shares of our Series A Convertible Preferred Stock at $0.001 per share, to each of William A. Hartman and Dr. Mitchell S. Felder.  The shares are restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the shareholders were sophisticated investors, had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute their securities to the public.

The Preferred Stock is convertible, at the option of the holder, into one share of common stock for each share of Preferred Stock converted.  The holders of our Preferred Stock also have 100 votes per share of Preferred Stock that they hold.  It also contains protective provisions as follows:

The Company may not take any of the following actions without the approval of a majority of the holders of the outstanding Series A Convertible Preferred Stock:  (i) effect a sale of all or substantially all of the Company’s assets or which results in the holders of the Company’s capital stock prior to the transaction owning less than fifty percent (50%) of the voting power of the Company’s capital stock after the transaction, (ii) alter or change the rights, preferences, or privileges of the Series A Convertible Preferred Stock, (iii) increase or decrease the number of authorized shares of Series A Convertible Preferred Stock, (iv) authorize the issuance of securities having a preference over or on par with the Series A Convertible Preferred Stock, or (v) effectuate a forward or reverse stock split or dividend of the Company’s common stock.

Common Stock

On December 23, 2010, we issued 500,000 shares of our common stock to Scott Barnes, as a founder, for consideration of $0.00001 per share.  The shares are restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the shareholder was a sophisticated investor, had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute the securities to the public.

On June 21, 2010, we issued an aggregate of 10,000,000 shares of our common stock to our officers and directors, as founders, for consideration of $0.00001 per share.  The shares are restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the shareholders were sophisticated investors, had access to the type of information that is normally available in a prospectus, and agreed not to resell or distribute their securities to the public.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended December 31, 2011 and the period from May 10, 2010 (Inception) to December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $8,800 and $-0-, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 were $-0-.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

M&K Fees

	2011	2010
Audit fees (1)	$8,800	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$8,800	$-

(1)    Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.  Audit expenses are recognized when the services are performed, as opposed to the period being tested.

(2)    Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Of the fees described above for the year ended December 31, 2011, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (1)	Common Stock Purchase Warrant issued to The Lebrecht Group, APLC

10.8 (1)	Promissory Note issued to William A. Hartman dated December 31, 2010

10.9 (1)	Promissory Note issued to Mitchell Felder dated December 31, 2010

10.10 (1)	Promissory Note issued to William A. Hartman dated March 31, 2011

10.11 (1)	Promissory Note issued to Mitchell Felder dated March 31, 2011

10.12 (1)	Form of Warrant Sold in Private Placement

10.13 (2)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC.

10.14 (2)	First Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________
(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on October 4, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: March 22, 2012	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 22, 2012	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer and Director

Dated: March 22, 2012	By:	/s/ Heidi H. Carl
Heidi H. Carl
	Its:	Chief Financial Officer, Treasurer and Principal Accounting Officer