Form 10-K/A
period 2011-12-31
PREMIER BIOMEDICAL INC
filed 2012-03-30
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K /A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

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

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

PART I

Explanatory Paragraph

This First Amended Annual Report on Form 10-K/A is filed for the sole purpose of correcting a typographical error on the cover page with respect to whether or not the issuer is a shell company (as defined in Rule 12b-2 of the Act).  The issuer is not, and has never been, a shell company.

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