Form 10-Q
period 2012-03-31
PREMIER BIOMEDICAL INC
filed 2012-05-16
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-54563

PREMIER BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2635666
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10805 Fallen Leaf Lane Port Richey, FL	34668
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (814) 786-8849

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 10, 2012, there were 11,451,200 shares of common stock, $0.00001 par value, issued and outstanding.

PREMIER BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

        This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash	$3,467	$26,264
Prepaid Expenses	563	-
Total current assets	4,030	26,264

Patent rights and applications	12,892	7,058

Total assets	$16,922	$33,322

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$13,630	$3,098
Total current liabilities	13,630	3,098

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares
authorized, 11,451,200 shares issued and outstanding	115	115
Additional Paid in Capital	144,127	144,127
(Deficit) accumulated during development stage	(140,950)	(114,018)
Total stockholders' equity	3,292	30,224

Total liabilities and stockholders' equity	$16,922	$33,322

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	May 10, 2010
	Months Ended	Months Ended	(inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	9,503	11,093	29,723
Professional fees	17,429	390	96,221
Total operating expenses	26,932	11,483	125,944

Net operating loss	(26,932)	(11,483)	(125,944)

Other expense:
Loss on disposal of patents	-	-	(14,817)
Interest expense	-	(81)	(189)
Total other expenses	-	(81)	(15,006)

Loss before provision for income taxes	(26,932)	(11,564)	(140,950)

Provision for income taxes	-	-	-

Net loss	$(26,932)	$(11,564)	$(140,950)

Weighted average number of common shares
outstanding - basic and fully diluted	11,451,200	10,000,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$(114,018)	$30,224

Net loss for the three months ended March 31, 2012	-	-	-	-	-	(26,932)	(26,932)

Balance, March 31, 2012 (Unaudited)	-	$-	11,451,200	$115	$144,127	$(140,950)	$3,292

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	May 10, 2010
	Months Ended	Months Ended	(inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(26,932)	$(11,564)	$(140,950)
Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(562)	(4,500)	(562)
Loss on disposal of patents	-	-	14,817
Increase (decrease) in liabilities:
Accounts payable	4,697	135	7,795
Accrued interest, related parties	-	60	-
Net cash used in operating activities	(22,797)	(15,869)	(118,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	-	(7,058)
Net cash used in investing activities	-	-	(7,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and (repayments) on notes payable, related parties	-	1,000	-
Proceeds from the sale of common stock	-	72,325	129,425
Net cash provided by financing activities	-	73,325	129,425

NET CHANGE IN CASH	(22,797)	57,456	3,467
CASH AT BEGINNING OF PERIOD	26,264	373	-

CASH AT END OF PERIOD	$3,467	$57,829	$3,467

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$21
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$5,834	$-
Contributed capital, patent rights and paid applications	$-	$14,817

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Premier Biomedical, Inc. (“the Company”) was incorporated in the state of Nevada on May 10, 2010 (“Inception”). The Company was formed to develop and market medications and procedures that address a significant number of the most highly visible health issues currently affecting mankind. The Company will market these medications and procedures to leading worldwide pharmaceutical firms via publication in medical journals and by direct contact.

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

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the three months ended March 31, 2012 and 2011.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $-0- for the three months ended March 31, 2012 and 2011.

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

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

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

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $140,950 and negative working capital of $9,600 as of March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

Note 3 – Patent Rights and Applications

	March 31,	December 31,
	2012	2011

Patent rights and applications	$12,892	$7,058
Less: accumulated amortization	-	-

	$12,892	$7,058

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. At December 31, 2011, the Company performed a review of the carrying value of its patent rights and applications and, as a result, the Company wrote off a total book value of $14,817 in patent rights and applications related to discontinued pursuit of international patents for the year ended December 31, 2011. No impairment was recognized during the three months ended March 31, 2012 and 2011. We have not yet begun to amortize these patent application costs, as they are still pending.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at May 10, 2010. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company doesn’t have any financial instruments that must be measured under the new fair value standard.  The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

Note 5 – Stockholders’ Equity

On May 10, 2010, the founders of the Company established 300,000,000 authorized shares of $0.00001 par value common stock. Additionally, the Company’s founders established 10,000,000 authorized shares of $0.0001 par value preferred stock.

Common Stock

The Company has authorized 300,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

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

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

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

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

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

Note 6 – Series A Convertible Preferred Stock Warrants

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

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the three months ended March 31, 2012 and 2011.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the three months ended March 31, 2012 and 2011.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the three months ended March 31, 2012 and 2011.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at March 31, 2012.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	8.25 years	$0.001	2,000,000	$0.001

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares UnderlyingWarrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	8.5 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

	March 31,	December 31,
	2012	2011

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the three months ended March 31, 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.001 per warrant, and there were no series A preferred stock warrants granted during the year ended December 31, 2011, or the three months ended March 31, 2012.

The following is a summary of activity of outstanding series A preferred stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, May 10, 2010 (inception)	-	$-
Warrants cancelled	-	-
Warrants granted	2,000,000	0.001
Warrants exercised	-	-
Balance, December 31, 2010	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants s granted	-	-
Warrants exercised	-	-
Balance, March 31, 2012	2,000,000	$0.001

Exercisable, March 31, 2012	2,000,000	$0.001

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

Note 7 – Common Stock Warrants

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

Common Stock Warrants Cancelled
No warrants were cancelled during the three months ended March 31, 2012 and 2011.

Common Stock Warrants Expired
No warrants expired during the three months ended March 31, 2012 and 2011.

Common Stock Warrants Exercised
No options were exercised during the three months ended March 31, 2012 and 2011.

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

The following is a summary of information about the Common Stock Warrants outstanding at March 31, 2012.

Shares Underlying Warrants Outstanding				Shares UnderlyingWarrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $0.10	37,223,200	8 years	$0.00195	36,500,000	$0.00001

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $0.10	37,223,200	8.3 years	$0.00195	36,500,000	$0.00001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	March 31,	December 31,
	2012	2011

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the three months ended March 31, 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.00001 per warrant, and approximately $0.10 per warrant granted during the year ended December 31, 2011, and there were no options granted during the three months ended March 31, 2012.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, May 10, 2010 (inception)	-	$-
Warrants cancelled	-	-
Warrants granted	36,500,000	0.00001
Warrants exercised	-	-
Balance, December 31, 2010	36,500,000	$0.00001
Warrants cancelled	-	-
Warrants granted	723,200	0.10
Warrants exercised	-	-
Balance, December 31, 2011	37,223,200	$0.00195
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, March 31, 2012	37,223,200	$0.00195

Exercisable, March 31, 2012	36,500,000	$0.00001

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2012 and the year ended December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2012 and December 31, 2011, the Company had $162,735 and $135,820 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

PREMIER BIOMEDICAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
 (Unaudited)

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2011	2011
Deferred tax assets:
Net operating loss carry forwards	$57,000	$47,500

Net deferred tax assets before valuation allowance	57,000	47,500
Less: Valuation allowance	(57,000)	(47,500)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2012 and 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 9 – Subsequent Events

On May 5, 2012, the Company received a short term, non-interest bearing loan from its officer in the amount of $3,000, due on demand.

On May 5, 2012, the Company received a short term, non-interest bearing loan from one of the Company’s directors in the amount of $3,000, due on demand.

On May 5, 2012, the Company received a short term, non-interest bearing loan in the amount of $3,000, due on demand.

On May 5, 2012, the Company received a short term, non-interest bearing loan in the amount of $3,000, due on demand.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Results of Operations for the Three Months Ended March 31, 2012 and 2011.

Introduction

We had no revenues for the three months ended March 31, 2012, or the three months ended March 31, 2011.  Our operating expenses were $26,932 for the three months ended March 31, 2012 compared to $11,483 for the three months ended March 31, 2011, an increase of $15,449, or 135%.  Our operating expenses consisted mostly of professional fees and general and administrative expenses as we finished organizing our corporate entity and launched our initial capital raise, in addition to our legal and accounting costs incurred.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net operating income (loss) for the three months ended March 31, 2012 and the three months ended March 31, 2011 were as follows:

	For the Three Months Ended		Increase /
	March 31, 2012	March 31, 2011	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
General & administrative	9,503	11,093	(1,593)
Professional fees	17,429	390	17,039
Total operating expenses	26,932	11,483	15,449

Net operating loss	(26,932)	(11,483)	(15,449)
Other expense	-	(81)	81

Net loss	$(26,932)	$(11,564)	$(15,368)

Revenues:

The Company was established on May 10, 2010 and is in the development stage and had no revenue during the three months ended 2012, and 2011.

General and Administrative:

General and administrative expenses were $9,503 for the three months ended March 31, 2012 compared to $11,093 for the three months ended March 31, 2011, a decrease of $1,593, or 14%.  The decrease was primarily due to the costs associated with printing and issuing stock in the three months ended March 31, 2011 that did not occur in 2012.

Professional Fees:

Professional fees expense was $17,429 for the three months ended March 31, 2012 compared to $390 for the three months ended March 31, 2011, an increase of $17,039, or 4,369%.  The increase was primarily consisted of legal, accounting and auditing costs necessary to prepare our public filings present in the three months ended March 31, 2012 that were not yet needed in the three months ended March 31, 2011.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2012 was $26,932 or ($0.0024) per share compared to a net operating loss of $11,564 for the three months ended March 31, 2011, or ($0.0012) per share, an increase of $15,449 or 135%.  Net operating loss increased primarily due to the costs incurred in the three months ended March 31, 2012 to prepare our public filings and bring our company to a public market compared to the limited operations as we began to form our entity and develop our business plan in the three months ended March 31, 2011.

Other Expense:

Other expense for the three months ended March 31, 2012 was $0 compared to $81 for the three months ended March 31, 2011, a decrease of $81 or 100%.  Other expense consisted of interest expenses and finance charges.

Net Loss:

Net loss for the three months ended March 31, 2012 was $26,932 or ($0.0024) per share compared to a net loss of $11,564 for the three months ended 2011, or ($0.0012) per share, an increase of $15,368 or 133%.  Net loss increased primarily due to the costs incurred to prepare our public filings and bring our company to a public market during the three months ended March 31, 2012 compared to the limited operations as we began to form our entity and develop our business plan in the three months ended March 31, 2011.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2012, because we did not generate any revenues, we had negative operating cash flows.  Our cash on hand as of March 31, 2012 was $3,467, which came from the sale of our common stock, and our monthly cash flow burn rate is approximately $10,000.  As a result, although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31,	December 31,
	2012	2011	Change

Cash	$3,467	$26,264	$(22,797)
Total Current Assets	4,030	26,264	(22,234)
Total Assets	16,922	33,322	(16,400)
Total Current Liabilities	13,630	3,098	10,532
Total Liabilities	$13,630	$3,098	$10,532

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.  Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the quarter ending March 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

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

ITEM 1A.   Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3.   Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 16, 2012	By:	/s/ William A. Hartman
By: William A. Hartman
Its: Chief Executive Officer