Form 10-Q
period 2012-06-30
PREMIER BIOMEDICAL INC
filed 2012-08-14
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2012, there were 11,701,190 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1               Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$52,280	$26,264
Prepaid expenses	375	-
Total current assets	52,655	26,264

Patent rights and applications	17,192	7,058

Total assets	$69,847	$33,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,546	$2,295
Accounts payable, related parties	8,840	803
Notes payable, related parties	12,000	-
Total current liabilities	35,386	3,098

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares
authorized, 11,451,200 shares issued and outstanding	115	115
Additional Paid in Capital	144,273	144,127
Subscriptions payable, 166,004 shares and -0- shares
at June 30, 2012 and December 31, 2011, respectively	58,100	-
(Deficit) accumulated during development stage	(168,027)	(114,018)
Total stockholders' equity (deficit)	34,461	30,224

Total liabilities and stockholders' equity (deficit)	$69,847	$33,322

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three		For the Six		May 10, 2010
	Months Ended June 30,		Months Ended June 30,		(inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	3,574	4,739	13,077	7,332	33,297
Professional fees	23,357	42,880	40,786	51,770	119,578
Total operating expenses	26,931	47,619	53,863	59,102	152,875

Net operating loss	(26,931)	(47,619)	(53,863)	(59,102)	(152,875)

Other expense:
Loss on disposal of patents	-	-	-	-	(14,817)
Interest expense	(146)	(32)	(146)	(113)	(335)
Total other expenses	(146)	(32)	(146)	(113)	(15,152)

Loss before provision for income taxes	(27,077)	(47,651)	(54,009)	(59,215)	(168,027)

Provision for income taxes	-	-	-	-	-

Net loss	$(27,077)	$(47,651)	$(54,009)	$(59,215)	$(168,027)

Weighted average number of common shares
outstanding - basic and fully diluted	11,451,200	11,392,101	11,451,200	11,017,129

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							Accumulated	Total
					Additional		During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224

Units of common stock and warrants sold at $0.35 per share	-	-	-	-	-	58,100	-	58,100

Imputed interest on non-interest bearing related party debts	-	-	-	-	146	-	-	146

Net loss for the six months ended June 30, 2012	-	-	-	-	-	-	(54,009)	(54,009)

Balance, June 30, 2012 (Unaudited)	-	$-	11,451,200	$115	$144,273	$58,100	$(168,027)	$34,461

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six	May 10, 2010
	Months Ended	Months Ended	(inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(54,009)	$(59,215)	$(168,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of patents	-	-	14,817
Imputed interest on non-interest bearing related party debts	146	-	146
Decrease (increase) in assets:
Prepaid expenses	(375)	(1,500)	(375)
Increase (decrease) in liabilities:
Accounts payable	4,117	-	6,412
Accounts payable, related parties	8,037	1,930	8,840
Accrued interest, related parties	-	(74)	-
Net cash used in operating activities	(42,084)	(58,859)	(138,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	(2,000)	(2,605)	(9,058)
Net cash used in investing activities	(2,000)	(2,605)	(9,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	12,000	1,000	15,355
Repayments on notes payable, related parties	-	(3,355)	(3,355)
Proceeds from the sale of common stock	58,100	129,325	187,525
Net cash provided by financing activities	70,100	126,970	199,525

NET CHANGE IN CASH	26,016	65,506	52,280

CASH AT BEGINNING OF PERIOD	26,264	373	-

CASH AT END OF PERIOD	$52,280	$65,879	$52,280

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$187
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$8,134	$-

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the six months ended June 30, 2012 and 2011.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $-0- for the six months ended June 30, 2012 and 2011.

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
Notes to Financial Statements
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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $168,027 and working capital of $17,269 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 3 – Related Parties

On May 4, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.

On May 4, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s Chairman of the Board of Directors.

On May 4, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

On May 7, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

Interest has been imputed using an estimated borrowing rate of 8% per annum. Interest expense of $146 and $-0- has been recognized as contributed capital during the six months ended June 30, 2012 and 2011, respectively.

The Company owed $14,546 and $2,295 as of June 30, 2012 and December 31, 2011 to an entity owned by the Chairman of the Board of Directors.  The amounts owed related to patent costs.

Note 4 – Patent Rights and Applications

	June 30,	December 31,
	2012	2011

Patent rights and applications	$17,192	$7,058
Less: accumulated amortization	-	-

	$17,192	$7,058

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. At December 31, 2011, the Company performed a review of the carrying value of its patent rights and applications and, as a result, the Company wrote off a total book value of $14,817 in patent rights and applications related to discontinued pursuit of international patents for the year ended December 31, 2011. No impairment was recognized during the six months ended June 30, 2012 and 2011. We have not yet begun to amortize these patent application costs, as they are still pending.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2012 and December 31, 2011:

Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-

Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-

Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

Note 6 – Notes Payable, Related Parties

On May 4, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.

On May 4, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s Chairman of the Board of Directors.

On May 4, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

On May 7, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7 – Stockholders’ Equity

The Company has authorized 300,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

Common Stock
On June 11, 2012, the Company sold a total of 160,004 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for total proceeds of $56,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares have not yet been issued and, as such, the proceeds are presented as a subscriptions payable at June 30, 2012.

On June 8, 2012, the Company sold 6,000 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $2,100. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares have not yet been issued and, as such, the proceeds are presented as a subscriptions payable at June 30, 2012.

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

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, and an intrinsic value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s Chairman of the Board. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010, through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

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

Note 8 – Series A Convertible Preferred Stock Warrants

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
Notes to Financial Statements
(Unaudited)

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the six months ended June 30, 2012 and 2011.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the six months ended June 30, 2012 and 2011.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the six months ended June 30, 2012 and 2011.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at June 30, 2012.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	7.96 years	$0.001	2,000,000	$0.001

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001		8.5 years	$0.001	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30,	December 31,
	2012	2011

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the six months ended June 30, 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.001 per warrant, and there were no series A preferred stock warrants granted during the year ended December 31, 2011, or the six months ended June 30, 2012.

The following is a summary of activity of outstanding series A preferred stock warrants:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 10, 2010 (inception)	-	$-
Warrants cancelled	-	-
Warrants granted	2,000,000	0.001
Warrants exercised	-	-
Balance, December 31, 2010	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, June 30, 2012	2,000,000	$0.001

Exercisable, June 30, 2012	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9 – Common Stock Warrants

Common Stock Warrants Granted (2012)
On June 11, 2012 the Company sold warrants to purchase a total of 160,004 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for total proceeds of $56,000 in conjunction with the sale of 160,004 shares of common stock to a total of seven independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 8, 2012 the Company sold warrants to purchase 6,000 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for proceeds of $2,100 in conjunction with the sale of 6,000 shares of common stock to an independent investor. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Warrants Granted (2011)
On February 28, 2011 the Company granted warrants to purchase a total of 723,200 shares of common stock at $0.10 per share over a two one year period from the date the Company begins trading on a public stock exchange, which occurred on August 1, 2012, in exchange for total proceeds of $72,320 in conjunction with the sale of 723,200 shares of common stock to a total of eighty five independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the 723,200 common stock warrants using the Black-Scholes option-pricing model is $1,121, or $0.00155 per share, based on a 105% volatility, risk-free interest rate of 3.27% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $506.

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

On June 21, 2010 the Company issued warrants to purchase 2,500,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance to the Company’s securities attorney, as an offering cost for the sale of a total of 10,000,000 founder’s shares of common stock to the Company’s Officers and Directors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $575, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $225. These warrants were subsequently amended on June 30, 2012 to be exercisable on a cashless basis. All other terms remain unchanged.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Common Stock Warrants Cancelled
No warrants were cancelled during the six months ended June 30, 2012 and 2011.

Common Stock Warrants Expired
No warrants expired during the six months ended June 30, 2012 and 2011.

Common Stock Warrants Exercised
No options were exercised during the six months ended June 30, 2012 and 2011.

The following is a summary of information about the Common Stock Warrants outstanding at June 30, 2012.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $0.50	37,389,204	7.8 years	$0.00416	37,389,204	$0.00

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $0.10	37,223,200	8.3 years	$0.00195	36,500,000	$0.00001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30,	December 31,
	2012	2011

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the six months ended June 30, 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.00001 per warrant, and approximately $0.10 per warrant granted during the year ended December 31, 2011, and the weighted average fair value of warrants granted during the six months ended June 30, 2012 was $0.50 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, May 10, 2010 (inception)	-	$-
Warrants cancelled	-	-
Warrants granted	36,500,000	0.00001
Warrants exercised	-	-
Balance, December 31, 2010	36,500,000	$0.00001
Warrants cancelled	-	-
Warrants granted	723,200	0.10
Warrants exercised	-	-
Balance, December 31, 2011	37,223,200	$0.00195
Warrants cancelled	-	-
Warrants granted	166,004	0.50
Warrants exercised	-	-
Balance, June 30, 2012	37,389,204	$0.00416

Exercisable, June 30, 2012	37,389,204	$0.00416

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2012 and December 31, 2011, the Company had $189,740 and $135,820 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	June 30	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$66,400	$47,500

Net deferred tax assets before valuation allowance	66,400	47,500
Less: Valuation allowance	(66,400)	(47,500)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2012 and 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 11 – Subsequent Events

Sales of Securities
On August 9, 2012, the Company sold 8,572 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $3,000.  The shares have not yet been issued as of the date of this report.

On August 9, 2012, the Company sold 10,000 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $3,500.  The shares have not yet been issued as of the date of this report.

On July 23, 2012, the Company sold 3,000 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $1,050.  The shares have not yet been issued as of the date of this report.

On July 16, 2012, the Company sold 14,286 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $5,000.  The shares have not yet been issued as of the date of this report.

Exercise of Warrants
On July 31, 2012, a warrant holder elected to exercise warrants consisting of 10,000 shares, exercisable at $0.10 per share, resulting in proceeds of $1,000.  The shares have not yet been issued as of the date of this report.

On July 30, 2012, a warrant holder elected to exercise warrants consisting of 10,000 shares, exercisable at $0.10 per share, resulting in proceeds of $1,000.  The shares have not yet been issued as of the date of this report.

On July 9, 2012, a warrant holder elected to exercise 250,000 cashless warrants of a total of 2,500,000 held, exercisable at $0.00001 per share. As a result, the Company issued an aggregate of 249,990 shares of common stock.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited, had the opportunity to meet with and ask questions of management, and there was no solicitation in connection with the offering.

ITEM 2               Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from May 10, 2010 (Inception) to December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will last approximately five months.  However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Introduction

We had no revenues for either the three or six months ended June 30, 2012, or the three or six months ended June 30, 2011.  Our operating expenses were $26,931 and $53,863 for the three and six months ended June 30, 2012, respectively, compared to $47,619 and $59,102 for the three and six months ended June 30, 2011, respectively.  Our operating expenses for the three and six months ended June 30, 2012 consisted entirely of professional fees and general and administrative expenses as completed a small secondary capital raise and incurred legal and accounting costs associated with being a public reporting company.

Revenues and Income (Loss) from Operations

Our revenues, operating expenses, and net operating loss, total other expenses, and net loss for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, are as follows:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011

Revenue	$-	$-	$-	$-

Costs and Expenses:
General & Administrative	3,574	13,077	4,739	7,332
Professional fees	23,357	40,786	42,880	51,770

Total operating expenses	26,931	53,863	47,619	59,102

Net operating loss	(26,931)	(53,863)	(47,619)	(59,102)

Total other expenses	146	146	32	113

Net loss	$(27,077)	$(54,009)	$(47,651)	$(59,215)

Revenues:

We were established on May 10, 2010 and are in the development stage and had no revenue during the three or six months ended 2012 and 2011.

General and Administrative:

General and administrative expenses were $3,574 and $13,077 for the three and six months ended June 30, 2012, respectively, compared to $4,739 and $7,332 for the three and six months ended June 30, 2011, respectively.  The increase for the comparative six month periods was primarily due to the costs associated with printing and issuing stock certificates in the three months ended March 31, 2012.

Professional Fees:

Professional fees expense was $23,357 and $40,786 for the three and six months ended June 30, 2012, respectively, compared to $42,880 and $51,770 for the three and six months ended June 30, 2011, respectively.  The decrease was primarily because of lower costs and increased efficiency associated with the filings necessary to be a public reporting company, and the fact that we were no longer in the registration process.

Net Operating Loss:

Net operating loss was $26,931 and $47,619 for the three and six months ended June 30, 2012, respectively, compared to $53,863 and $59,102 for the three and six months ended June 30, 2011, respectively.  As outlined above regarding professional fees, the decrease was primarily because of lower costs and increased efficiency associated with the filings necessary to be a public reporting company, and the fact that we were no longer in the registration process.

Other Expense:

Other expense was $146 and $146 for the three and six months ended June 30, 2012, compared to $32 and $113 for the three and six months ended June 30, 2011.  In all periods, other expense consisted of interest expenses and finance charges.

Net Loss:

Net loss was $27,077 and $54,009 for the three and six months ended June 30, 2012, respectively, compared to $47,651 and $59,215 for the three and six months ended June 30, 2011, respectively.  As outlined above regarding net operating loss, the decrease was primarily because of lower costs and increased efficiency associated with the filings necessary to be a public reporting company, and the fact that we were no longer in the registration process.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2012, because we did not generate any revenues, we had negative operating cash flows.  Our cash on hand as of June 30, 2012 was $52,280, which came from the sale of our common stock and cash advances from affiliates, and our monthly cash flow burn rate is approximately $10,000.  As a result, although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30,	December 31,
	2012	2011	Change

Cash	$52,280	$26,264	$26,016
Total Current Assets	52,655	26,264	26,391
Total Assets	69,847	33,322	36,525
Total Current Liabilities	35,386	3,098	32,288
Total Liabilities	$35,386	$3,098	$32,288

Our cash and total current assets increased because we were able to raise capital from the sale of our stock and cash advances from affiliates.  Correspondingly, our total current liabilities increased because of the cash advances from affiliates.

Cash Requirements

Although we had $52,280 in cash as of June 30, 2012, based on our lack of revenues, cash on hand and current monthly burn rate, around $10,000 per month, we will need to continue to raise capital from the sale of our stock and to borrow from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of ($42,084) for the six months ended June 30, 2012, as compared to ($58,859) for the six months ended June 30, 2011.  For the six months ended June 30, 2012, the net cash used in operating activities consisted primarily of our net loss of ($54,009), offset by an increase in accounts payable of $12,154.  For the six months ended June 30, 2011, the net cash used in operating activities consisted primarily of our net loss of $(59,215), plus prepaid expenses of $(1,500), offset by an increase in accounts payable of $1,930.

Investments

Our cash flows from investing activity for the six month periods ended June 30, 2012 and June 30, 2011 were $(2,000) and $(2,605), respectively, both consisting entirely of payments on patent rights and applications.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2012 was $70,100, compared to $126,970 for the six months ended June 30, 2011.  For the six months ended June 30, 2012, our financing activities consisted of proceeds from notes payable to related parties of $12,000 and proceeds from the sale of common stock of $58,100.  For the six months ended June 30, 2011, our financing activities consisted of proceeds from notes payable to related parties of $1,000, offset by repayments on notes payable to related parties of $($3,355), and proceeds from the sale of common stock of $129,325.

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1                Legal Proceedings

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

ITEM 1A             Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2                Unregistered Sales of Equity Securities and Use of Proceeds

In May and June of 2012, we issued an aggregate of 166,004 shares of our common stock, par value $0.00001 per share and 166,004 warrants, exercisable for a period of one (1) year at an exercise price of $0.50 per share, to a total of eight (8) investors.  The total amount received in exchange for the shares was $58,100.  The issuances were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.  The investors were all accredited, had the opportunity to meet with and ask questions of management, and there was no solicitation in connection with the offering.

On June 30, 2012, we exchanged a warrant to acquire Two Million Five Hundred Thousand (2,500,000) shares of our common stock at $1.00001 per share, issued June 10, 2010, for a new warrant, identical to the original warrant except for a cashless exercise provision and a 4.99% ownership limitation.  On July 2, 2012, the holder of the warrant exercised the cashless exercise provision with respect to part of the warrant shares, and as a result, 249,990 shares of our common stock were issued to the holder on July 9, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited, had the opportunity to meet with and ask questions of management, and there was no solicitation in connection with the offering.

ITEM 3                Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4                Mine Safety Disclosures

Not applicable.

ITEM 5                Other Information

On May 9, 2012, we entered into a Collaborative Agreement with the University of Texas at El Paso.  Pursuant to the terms of the Agreement, we will work jointly with the University to develop a series of research and development programs around our sequential-dialysis technology in the areas of Alzheimer's Disease, Traumatic Brain Injury (TBI), Chronic Pain Syndrome, Fibromyalgia, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), Blood Sepsis, Cancer, Heart Attacks and Strokes.  The programs will utilize the facilities at one or more of the University of Texas’ campuses.  We will pay the University’s actual overhead for the projects, plus a negotiated facility and administration overhead expense, and 10% of all gross revenues associated with the sale, license and/or royalties of all products and services directly affiliated with programs.  Intellectual property developed as a result of the projects will be owned jointly by the University and us.  The agreement has an initial term of five (5) years, and is renewable upon mutual agreement of the parties.

ITEM 6                Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	Collaboration Agreement with the University of Texas System dated May 9, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.
(2)	Incorporated by reference from our Current Report on Form 8-K dated May 9, 2012 and filed with the Commission on May 14, 2012.

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

Premier Biomedical, Inc.

Dated: August 13, 2012		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer