Form 10-Q/A
period 2012-06-30
PREMIER BIOMEDICAL INC
filed 2012-08-16
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54563

PREMIER BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2635666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10805 Fallen Leaf Lane Port Richey, FL	34668
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (814) 786-8849

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Premier Biomedical, Inc's. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: August 16, 2012		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer

3