Form 10-Q
period 2012-09-30
PREMIER BIOMEDICAL INC
filed 2012-11-19
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54563

PREMIER BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2635666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 Lake Carillon Drive, Suite 300 St. Petersburg, FL	33716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (814) 786-8849

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2012, there were 12,364,479 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDNESED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$73,445	$26,264
Prepaid expenses	187	-
Total current assets	73,632	26,264

Property and equipment, net	2,346	-
Patent rights and applications	28,755	7,058

Total assets	$104,733	$33,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$30,429	$2,295
Accounts payable, related parties	17,871	803
Notes payable, related parties	12,000	-
Total current liabilities	60,300	3,098

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized,
12,324,479 and 11,451,200 shares issued and outstanding, respectively	123	115
Additional Paid in Capital	267,382	144,127
Subscriptions receivable, 1,429 shares and -0- shares
at September 30, 2012 and December 31, 2011, respectively	(500)	-
Subscriptions payable, 40,000 shares and -0- shares
at September 30, 2012 and December 31, 2011, respectively	4,000	-
(Deficit) accumulated during development stage	(226,572)	(114,018)
Total stockholders' equity (deficit)	44,433	30,224

Total liabilities and stockholders' equity (deficit)	$104,733	$33,322

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		May 10, 2010(inception) to September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	17,265	2,991	30,342	10,323	50,562
Professional fees	41,041	10,677	81,827	62,447	160,619
Total operating expenses	58,306	13,668	112,169	72,770	211,181

Net operating loss	(58,306)	(13,668)	(112,169)	(72,770)	(211,181)

Other expense:
Loss on disposal of patents	-	-	-	-	(14,817)
Interest expense	(239)	-	(385)	(113)	(574)
Total other expenses	(239)	-	(385)	(113)	(15,391)

Loss before provision for income taxes	(58,545)	(13,668)	(112,554)	(72,883)	(226,572)

Provision for income taxes	-	-	-	-	-

Net loss	$(58,545)	$(13,668)	$(112,554)	$(72,883)	$(226,572)

Weighted average number of common shares
outstanding - basic and fully diluted	11,922,156	11,451,200	11,609,331	11,163,410

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

								(Deficit)
								Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Subscriptions	During Development	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$-	$(114,018)	$30,224

Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	(500)	-	-	70,650

Common stock sold at $0.10 per share pursuant to warrant exercises	-	-	420,000	4	41,996	-	4,000	-	46,000

Exercise of cashless warrants at $0.00001	-	-	249,990	2	(2)	-	-	-	-

Amortization of stock based compensation	-	-	-	-	9,728	-	-	-	9,728

Imputed interest on non-interest bearing related party debts	-	-	-	-	385	-	-	-	385

Net loss for the nine months ended September 30, 2012	-	-	-	-	-	-	-	(112,554)	(112,554)

Balance, September 30, 2012 (Unaudited)	-	$-	12,324,479	$123	$267,382	$(500)	$4,000	$(226,572)	$44,433

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine	May 10, 2010
	Months Ended	Months Ended	(inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(112,554)	$(72,883)	$(226,572)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss on disposal of patents	-	-	14,817
Depreciation	60	-	60
Imputed interest on non-interest bearing related party debts	385	-	385
Amortization of stock based compensation	9,728	-	9,728
Decrease (increase) in assets:
Prepaid expenses	(187)	(1,500)	(187)
Increase (decrease) in liabilities:
Accounts payable	28,134	5,450	31,232
Accounts payable, related parties	1,664	40	1,664
Accrued interest, related parties	-	(74)	-
Net cash used in operating activities	(72,770)	(68,967)	(168,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,406)	-	(2,406)
Payments on patent rights and applications	(6,293)	(4,796)	(13,351)
Net cash used in investing activities	(8,699)	(4,796)	(15,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	12,000	1,000	15,355
Repayments on notes payable, related parties	-	(3,355)	(3,355)
Proceeds from the sale of common stock	116,650	129,325	246,075
Net cash provided by financing activities	128,650	126,970	258,075

NET CHANGE IN CASH	47,181	53,207	73,445
CASH AT BEGINNING OF PERIOD	26,264	373	-

CASH AT END OF PERIOD	$73,445	$53,580	$73,445

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$187
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$15,404	$-
Cashless exercise of common stock warrants, 250,000 warrants exercised	$3	$-

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $9,728 and $-0- of compensation expense related to common stock warrants issued for services for the nine months ended September 30, 2012 and 2011, respectively.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $1,795 and $-0- for the nine months ended September 30, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $226,572 and working capital of $13,332 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $153,615, or $0.7315 per share as of September 30, 2012, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years. The Company recognized

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s Chairman of the Board of Directors.

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

Interest has been imputed using an estimated borrowing rate of 8% per annum. Interest expense of $385 and $-0- has been recognized as contributed capital during the nine months ended September 30, 2012 and 2011, respectively.

The Company owed $15,404 and $2,295 as of September 30, 2012 and December 31, 2011 to an entity owned by the Chairman of the Board of Directors.  The amounts are related to patent costs.

The Company owed $2,467 and $-0- as of September 30, 2012 and December 31, 2011 to the Company’s CEO for reimbursable expenses.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 4 – Patent Rights and Applications

	September 30,	December 31,
	2012	2011

Patent rights and applications	$28,755	$7,058
Less: accumulated amortization	-	-

	$28,755	$7,058

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. At December 31, 2011, the Company performed a review of the carrying value of its patent rights and applications and, as a result, the Company wrote off a total book value of $14,817 in patent rights and applications related to discontinued pursuit of international patents for the year ended December 31, 2011. No impairment was recognized during the nine months ended September 30, 2012 and 2011. We have not yet begun to amortize these patent application costs, as they are still pending.

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

The Company has certain financial instruments that must be measured under the new fair value standard.  The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$-	$(12,000)	$-

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$-	$-	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2012 or the year ended December 31, 2011.

No fair value adjustment was necessary during the nine months ended September 30, 2012 or the year ended December 31, 2011.

Note 6 – Notes Payable, Related Parties

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s Chairman of the Board of Directors.

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

The Company recorded interest expense in the amount of $385 and $-0- for the nine months ended September 30, 2012 and 2011, respectively related to notes payable, related parties.

Note 7 – Stockholders’ Equity

The Company has authorized 300,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

Common Stock
On September 21, 2012, four warrant holders elected to exercise warrants consisting of a total of 40,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $4,000. The shares were subsequently issued on October 16, 2012, as such, the proceeds are presented as a subscriptions payable at September 30, 2012.

On various dates from August 9, 2012 through September 18, 2012, the Company issued a total of 420,000 shares of the Company’s common stock at $0.10 per share amongst a total of forty four warrant holders, in exchange for total proceeds of $42,000 pursuant to warrant exercise notices from unit offerings previously sold on February 28, 2011.

On August 9, 2012, the Company sold 10,000 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $3,500, of which $500 wasn’t received until November 15, 2012, and was, accordingly presented as a subscription receivable as of September 30, 2012. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

On July 16, 2012, the Company sold 14,285 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $5,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the nine months ended September 30, 2012 and 2011.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the nine months ended September 30, 2012 and 2011.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the nine months ended September 30, 2012 and 2011.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at September 30, 2012.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of	Shares Underlying	Weighted Average Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	7.71 years	$0.001	2,000,000	$0.001

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of	Shares Underlying	Weighted Average Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	8.5 years	$0.001	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	December 31,
	2012	2011

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the nine months ended September 30, 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.001 per warrant, and there were no series A preferred stock warrants granted during the year ended December 31, 2011, or the nine months ended September 30, 2012.

The following is a summary of activity of outstanding series A preferred stock warrants:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 10, 2010 (inception)	-	$-
Warrants cancelled	-	-
Warrants granted	2,000,000	0.001
Warrants exercised	-	-
Balance, December 31, 2010	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, September 30, 2012	2,000,000	$0.001

Exercisable, September 30, 2012	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)
Note 9 – Common Stock Warrants

Common Stock Warrants Granted (2012)
On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $153,615, or $0.7315 per share as of September 30, 2012, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years. The Company recognized

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On August 9, 2012, the Company sold warrants to purchase 10,000 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for total proceeds of $3,500 in conjunction with the sale of 10,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 9, 2012, the Company sold warrants to purchase another 10,000 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for total proceeds of $3,500 in conjunction with the sale of 10,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 23, 2012, the Company sold warrants to purchase 3,000 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for total proceeds of $1,050 in conjunction with the sale of 3,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 16, 2012, the Company sold warrants to purchase 14,285 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for total proceeds of $5,000 in conjunction with the sale of 14,285 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Common Stock Warrants Granted (2011)
On February 28, 2011, the Company granted warrants to purchase a total of 723,200 shares of common stock at $0.10 per share over a two year period from the date the Company begins trading on a public stock exchange, which occurred on August 1, 2012, in exchange for total proceeds of $72,320 in conjunction with the sale of 723,200 shares of common stock to a total of eighty five independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the 723,200 common stock warrants using the Black-Scholes option-pricing model is $1,121, or $0.00155 per share, based on a 105% volatility, risk-free interest rate of 3.27% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $506.

Common Stock Warrants Granted (2010)
On June 21, 2010, the Company issued warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 founder’s shares of common stock to the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On June 21, 2010, the Company issued warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 founder’s shares of common stock to the Company’s Chairman of the Board. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $3,910, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $1,530.

On June 21, 2010, the Company issued warrants to purchase 2,500,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance to the Company’s securities attorney, as an offering cost for the sale of a total of 10,000,000 founder’s shares of common stock to the Company’s Officers and Directors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $575, or $0.00023 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $225. These warrants were subsequently amended on June 30, 2012 to be exercisable on a cashless basis. All other terms remain unchanged.

The Company recognized a total of $7,232, and $-0- of compensation expense during the nine months ended September 30, 2012 and 2011, respectively, on common stock warrants issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the warrants. The remaining unamortized balance of these warrants is $512,793 as of September 30, 2012.

In addition, the Company recognized a total of $2,496, and $-0- of compensation expense during the nine months ended September 30, 2012 and 2011, respectively, on common stock warrants issued to Directors acting in their capacity as Non-Employees or Directors. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured each period, accordingly there is no unamortized balance of these warrants.

Common Stock Warrants Cancelled
No warrants were cancelled during the nine months ended September 30, 2012 and 2011.

Common Stock Warrants Expired
No warrants expired during the nine months ended September 30, 2012 and 2011.

Common Stock Warrants Exercised
A total of 710,000 and -0- common stock warrants were exercised during the nine months ended September 30, 2012 and 2011, respectively. The exercises resulted in the issuance of a total of 709,990 shares of common stock, including 40,000 shares that were subsequently issued on October 16, 2012 and total proceeds of $46,000 during the nine months ended September 30, 2012.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following is a summary of information about the Common Stock Warrants outstanding at September 30, 2012.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of	Shares Underlying	Weighted Average Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	37,656,489	7.61 years	$0.0396	36,716,489	$0.00350

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of	Shares Underlying	Weighted Average Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $0.10	37,223,200	8.3 years	$0.00195	36,500,000	$0.00001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	December 31,
	2012	2011

Average risk-free interest rates	0.43%	3.27%
Average expected life (in years)	2.5	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the nine months ended September 30, 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.00001 per warrant, and approximately $0.10 per warrant granted during the year ended December 31, 2011, and the weighted average fair value of warrants granted during the nine months ended September 30, 2012 was $0.50 per warrant.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, May 10, 2010 (inception)	-	$-
Warrants cancelled	-	-
Warrants granted	36,500,000	0.00001
Warrants exercised	-	-
Balance, December 31, 2010	36,500,000	$0.00001
Warrants cancelled	-	-
Warrants granted	723,200	0.10
Warrants exercised	-	-
Balance, December 31, 2011	37,223,200	$0.00195
Warrants cancelled	-	-
Warrants granted	1,143,289	1.28108
Warrants exercised	(710,000)	(0.06479)
Balance, September 30, 2012	37,656,489	$0.03960

Exercisable, September 30, 2012	36,716,489	$0.00350

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

For the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2012 and December 31, 2011, the Company had $248,125 and $135,820 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	September 30	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$86,850	$47,500

Net deferred tax assets before valuation allowance	$86,850	$47,500
Less: Valuation allowance	(86,850)	(47,500)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2012 and 2011, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 11 – Subsequent Events

Change in Directors
On November 8, 2012, one of our Directors tendered his resignation. No replacement has yet been appointed.

Common Stock
On October 16, 2012, the Company issued a total of forty thousand shares of common stock pursuant to the exercise of warrants on September 21, 2012, which were presented as subscriptions payable as of September 30, 2012.

Common Stock Warrants
On October 1, 2012, the Company granted 1,000,000 common stock warrants to each of two Directors to purchase a total of 2,000,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants are fully vested, and are exercisable over seven (7) years from the date of grant.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from May 10, 2010 (Inception) to December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will last approximately eight months.  However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Introduction

We had no revenues for either the three or nine months ended September 30, 2012, or the three or nine months ended September 30, 2011.  Our operating expenses were $58,306 and $112,169 for the three and nine months ended September 30, 2012, respectively, compared to $13,668 and $72,770 for the three and nine months ended September 30, 2011, respectively.  Our operating expenses for the three and nine months ended September 30, 2012 consisted entirely of professional fees and general and administrative expenses as completed a small secondary capital raise and incurred legal and accounting costs associated with being a public reporting company.

Revenues and Income (Loss) from Operations

Our revenues, operating expenses, and net operating loss, total other expenses, and net loss for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, are as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011

Revenue	$-	$-	$-	$-

Costs and Expenses:
General & Administrative	17,265	30,342	2,991	10,323
Professional fees	41,041	81,827	10,677	62,447
Total operating expenses	58,306	112,169	13,668	72,770

Net operating loss	(58,306)	(112,169)	(13,668)	(72,770)

Total other expenses	(239)	(385)	-	(113)

Net loss	$(58,545)	$(112,554)	$(13,668)	$(72,883)

Revenues:

We were established on May 10, 2010 and are in the development stage and had no revenue during the three or nine months ended September 30, 2012 and 2011.

General and Administrative:

General and administrative expenses were $17,265 and $30,342 for the three and nine months ended September 30, 2012, respectively, compared to $2,991 and $10,323 for the three and nine months ended September 30, 2011, respectively.  The increase for the comparative nine month periods of $20,019, or 194%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the costs associated with increased filing fees related to the publishing of our quarterly reports with the Securities and Exchange Commission (“SEC”), advertising and public relation costs, and research and development expenses.

Professional Fees:

Professional fees expense was $41,041 and $81,827 for the three and nine months ended September 30, 2012, respectively, compared to $10,677 and $62,447 for the three and nine months ended September 30, 2011, respectively.  The increase for the comparative nine month periods of $19,380, or 31%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to increased legal fees and stock based compensation related to common stock warrants granted to Officers and Directors not incurred in the comparative nine month period ended September 30, 2011.

Net Operating Loss:

Net operating loss was $58,306 and $112,169 for the three and nine months ended September 30, 2012, respectively, compared to $13,668 and $72,770 for the three and nine months ended September 30, 2011, respectively.  As outlined above regarding general and administrative expenses and professional fees, the increase of $39,399, or 54%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to increased filing fees related to the publishing of our quarterly reports with the SEC, advertising and public relation costs, and research and development expenses, along with increased legal fees and stock based compensation related to common stock warrants granted to Officers and Directors not incurred in the comparative nine month period ended September 30, 2011.

Other Expense:

Other expense was $239 and $385 for the three and nine months ended September 30, 2012, compared to $-0- and $113 for the three and nine months ended September 30, 2011.  In all periods, other expense consisted of imputed interest expenses on non-interest bearing related party loans and finance charges.

Net Loss:

Net loss was $58,545 and $112,554 for the three and nine months ended September 30, 2012, respectively, compared to $13,668 and $72,883 for the three and nine months ended September 30, 2011, respectively.  As outlined above regarding net operating loss, the increase of $39,671, or 65%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to increased filing fees related to the publishing of our quarterly reports with the SEC, advertising and public relation costs, and research and development expenses, along with increased legal fees and stock based compensation related to common stock warrants granted to Officers and Directors not incurred in the comparative nine month period ended September 30, 2011.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2012 and December 31, 2011, respectively, are as follows:

	September 30,	December 31,
	2012	2011	Change

Cash	$73,445	$26,264	$47,181
Total Current Assets	73,632	26,264	47,368
Total Assets	104,733	33,322	71,411
Total Current Liabilities	60,300	3,098	57,202
Total Liabilities	$60,300	$3,098	$57,202

Our cash and total current assets increased because we were able to raise capital from the sale of our stock and cash advances from affiliates.  Correspondingly, our total current liabilities increased because of the cash advances from affiliates and increased accounts payable.  Our working capital was $13,332 at September 30, 2012.

Cash Requirements

Although we had $73,445 in cash as of September 30, 2012, based on our lack of revenues, cash on hand and current monthly burn rate, around $9,000 per month, we will need to continue to raise capital from the sale of our stock and to borrow from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(72,770) for the nine months ended September 30, 2012, as compared to $(68,967) for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, the net cash used in operating activities consisted primarily of our net loss of $(112,554), and increase in prepaid expenses of $(187), offset by non-cash adjustments to our net loss, including $60 of depreciation expense, $385 of imputed interest on related party loans, and $9,728 of amortization of stock based compensation related to warrants granted to related parties, and an increase in accounts payable of $29,798.  For the nine months ended September 30, 2011, the net cash used in operating activities consisted primarily of our net loss of $(72,883), plus prepaid expenses of $(1,500) and accrued interest of $(74), offset by an increase in accounts payable of $5,490.

Investments

Our cash flows from investing activity for the nine month periods ended September 30, 2012 and September 30, 2011 were $(8,699) and $(4,796), respectively.  For the nine months ended September 30, 2012, the net cash used in investing activities consisted of purchases of equipment of $(2,406) and payments on patent rights and applications of $(6,293).  For the nine months ended September 30, 2011, the net cash used in investing activities consisted of payments on patent rights and applications of $(4,796).

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2012 was $128,650, compared to $126,970 for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, our financing activities consisted of proceeds from notes payable to related parties of $12,000 and proceeds from the sale of common stock, including the exercise of warrants, of $116,650.  For the nine months ended September 30, 2011, our financing activities consisted of proceeds from notes payable to related parties of $1,000, offset by repayments on notes payable to related parties of $($3,355), and proceeds from the sale of common stock of $129,325.

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July and August of 2012, we issued an aggregate of 37,285 shares of our common stock, par value $0.00001 per share, and 37,285 warrants, exercisable for a period of one (1) year at an exercise price of $0.50 per share, to a total of four (4) investors.  The total amount received in exchange for the shares was $13,050.  Three of these issuances were exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933, and the investors were accredited and there was no solicitation in connection with the offering.  The issuance to the non-accredited investor was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August and September of 2012, we issued an aggregate of 420,000 shares of our common stock to a total of forty four (44) individuals pursuant to the exercise of common stock purchase warrants at $0.10 per share.

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

Premier Biomedical, Inc.

Dated: November 16, 2012		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer