Form 10-K
period 2012-12-31
PREMIER BIOMEDICAL INC
filed 2013-04-01
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, par value $0.00001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates: $976,615, based on the last reported private sales price of our common stock on February 25, 2012 of $0.50 per share. The voting stock held by non-affiliates on March 22, 2013 consisted of 1,953,229 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2013, there were 15,584,479 shares of common stock, par value $0.00001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated on May 10, 2010 in the State of Nevada.

University of Texas, El Paso Agreement

On May 9, 2012, we entered into a Collaborative Agreement with the University of Texas at El Paso. Pursuant to the terms of the Agreement, we will work jointly with the University to develop a series of research and development programs around our sequential-dialysis technology in the areas of Alzheimer's Disease, Traumatic Brain Injury (TBI), Chronic Pain Syndrome, Fibromyalgia, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), Blood Sepsis, Cancer, Heart Attacks and Strokes. The programs will utilize the facilities at one or more of the University of Texas’ campuses. We will pay the University’s actual overhead for the projects, plus a negotiated facility and administration overhead expense, and 10% of all gross revenues associated with the sale, license and/or royalties of all products and treatment procedures directly affiliated with programs. Intellectual property jointly invented and developed as a result of the projects will be owned jointly by the University and us. The agreement has an initial term of five (5) years, and is renewable upon mutual agreement of the parties.

License Agreements

On May 12, 2010, we entered into two separate License Agreements. One License Agreement was entered into with Altman Enterprises, LLC, wherein we obtained certain exclusive rights in (i) proprietary technology that is the subject of one pending international, or PCT, patent application relating to the treatment of auto-immune diseases, and (ii) the “Feldetrex” trademark. The Patent Cooperation Treaty (“PCT”) is an international patent law treaty which was concluded in 1970. It provides a unified procedure for filing patent applications to protect inventions in each of its contracting countries. A patent application filed under the PCT is called an international application, or PCT application. The other License Agreement was entered into with Marv Enterprises, LLC, wherein we obtained certain exclusive rights in proprietary technology that is the subject of two international, or PCT, patent applications relating to the treatment of blood borne carcinomas and sequential extracorporeal treatment of blood. We started developing a business around these two licenses immediately. The licensors are entities under the control of Dr. Mitchell S. Felder, the Chairman of our Board of Directors. We decided to abandon pursuit of these international patents over our intellectual properties during 2011 and focus exclusively on the U.S. patent market.

Under the terms of the Altman license, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world. The licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then the licensor may pay said expenses and our licensed rights in those countries will revert to the licensor. The license is for an indefinite term, but may be terminated by either party upon a breach by the other party, or if certain conditions (including a breach of the agreement, an intentional devaluation by us of our common stock owned by licensor, our failure to diligently pursue commercialization of the licensed technology, and the presence of litigation or a regulatory action against us) are not satisfied.

Under the terms of the Marv license, which are nearly identical to the Altman license, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world. The licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then the licensor may pay said expenses and our licensed rights in those countries will revert to the licensor. The license is for an indefinite term, but may be terminated by either party upon a breach by the other party, or if certain conditions (including a breach of the agreement, an intentional devaluation by us of our common stock owned by licensor, our failure to diligently pursue commercialization of the licensed technology, and the presence of litigation or a regulatory action against us) are not satisfied.

We intend to uphold the license agreements and follow the terms thereof. While Dr. Felder is one of our Company’s founders and the Chairman of our Board of Directors, there can be no assurance that he will extend the offer to license these technologies to us in the future as currently contemplated.

Overview

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of:

- Alzheimer’s Disease (AD)	- Fibromyalgia
- Multiple Sclerosis (MS)	- Traumatic Brain Injury (TBI)
- Amyotrophic Lateral Sclerosis	- Blood Sepsis and Viremia
(ALS/Lou Gehrig’s Disease)	- Cancer

We have a two-fold corporate focus:

One is to target Alzheimer’s disease, ALS, Blood Sepsis, Leukemia, and other life-threatening cancers, and to do this we intend to develop our proprietary Sequential-Dialysis Technique. The methodology involved in this technique is largely unexplored and has been described by scientists as the “wild west” of modern medicine. Consequently, our first entry into the therapeutics market for medications that work against cancer, Multiple Sclerosis, infectious diseases, Alzheimer’s disease, strokes and traumatic brain injury carries significant obstacles before reaching the opportunities of a $97 billion industry.

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

Cancer may affect people at all ages but the risk for most varieties of cancer increases with age. In the United States, cancer accounts for nearly 1 in 4 deaths. According to the American Cancer Society about 577,190 Americans will die of Cancer this year, making the death toll a staggering 1,500 people per day2. Globally and on average, 7.5 million people die of Cancer every year. There are about 11.7 million people living with cancer in the United States3.

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

______________________________
1 http://www.news-medical.net/health/What-is-Cancer.aspx
2 http://www.cancer.org/acs/groups/content/@epidemiologysurveilance/documents/document/acspc-031941.pdf
3 http://www.cancer.org/cancer/cancerbasics/cancer-prevalence

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

We intend to develop our intellectual property applications for utilizing a proprietary methodology in which the cancer patient’s blood or other bodily fluid is utilized to remove metastatic cancer cells or other disease causing antigens. This is accomplished by sequentially dialyzing the patient’s blood or other bodily fluid extra-corporeally. The method will utilize designer antibodies to physically remove the pathophysiologic basis of the disease. For example, in sepsis there will be the physical attachment and removal of bacteria. In cancer treatment, there will be the physical attachment and then physical removal of metastasizing cancer cells. There will also be the physical attachment, and removal of those proteins which allow cancer to metastasize successfully and then thrive-such as angiogenic proteins. To date there has been no specific clinical evidence to support a conclusion that this treatment is effective for premetastatic or metastatic cancers. We hope to demonstrate this in future lab and animal experiments. Through this process, the cancer can be targeted through a number of innovative techniques being developed by the Company.

This extra-corporeal sequential dialysis methodology for cancer treatment has an enormous potentiality for decreasing the side effects of chemotherapy and radiation treatment in cancer patients. Our methodology may also increase the efficacy of cancer treatment by allowing for much higher dosages of anti-neoplastic agents to be used through this extra-corporeal methodology. Due to the fact that this methodology completely avoids exposure of the patient’s body to these anti-cancer agents, dosages that cannot be normally tolerated can now be utilized in fighting the cancer.

______________________
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

A report by the Alzheimer’s Association examining the current trajectory of Alzheimer’s disease shows that the number of Americans age 65 and older who have Alzheimer’s disease will increase from 5.1 million in 2010 to 13.5 million by mid-century. The report entitled “Changing the Trajectory of Alzheimer’s Disease: A National Imperative” shows that “in the absence of disease-modifying treatments, the cumulative cost of care for people with Alzheimer’s from 2010 to 2050 will exceed $20 trillion, in today’s dollars. Total costs of care for individuals with Alzheimer’s disease by all payers will soar from $172 billion in 2010 to more than $1 trillion in 2050.” During this time, the Medicare costs of Alzheimer’s disease will soar 600% to $627 billion and the Medicaid costs of Alzheimer’s disease will soar 400% to $178 billion6.

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
_______________
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
___________
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

Conventional Method of Treatment

The traditional therapy of Blood Sepsis (bacteriema) relies on intravenous treatment using multiple antibiotics. However, in intensive care units, even with today’s treatment, approximately 35% of patients with severe sepsis and 60% of patients with septic shock die within 30 days.

Septicemia is of particular concern because of the exceedingly high cost of treatment for Septicemia patients. A typical stay in the intensive care unit costs $10,000 per day with testing. Consequently, the treatment of Blood Sepsis is one of the most costly expenditures for hospitals in America.

Potential for Sequential-Dialysis Technique

We hope to conquer Blood Sepsis and Viremia (a disease having symptoms similar to Sepsis but caused by virus) by using our proprietary Sequential-Dialysis Technique. If proven successful, this technique would dialyze the toxin producing bacteria out of the blood by using antibodies; thus saving countless lives while also providing significant cost savings to hospitals around the country. The method will utilize designer antibodies to physically remove the toxin producing bacteria out of the blood. The designer antibodies will attach to the toxin producing bacteria or virus, and then the antibody-antigen compound will be efficaciously dialyzed out of the blood extracorporeally. We hope to demonstrate this methodology in future lab and animal experiments.

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
___________________
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
_________________
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
__________________
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

Each year, an estimated two million TBI-related deaths, hospitalizations, and emergency department visits occur in the United States. Of these patients, 56,000 die and 300,000 are hospitalized. 1.7 million patients are treated and released from an emergency department12.

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
_____________
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

Development Plans

Initial concept experimentations began in 2012. After proof of concept experimentations, we intend to implement a clinical hospital/doctor test plan for patients using the same contacts developed in the studies described above for Feldetrex™. We anticipate that these studies will be initiated after successful laboratory testing no earlier than 2013. Actual clinical trials with patients, conducted in conjunction with our collaboration partners, may continue for many years. We plan to contact the large medical firms, such as Johnson and Johnson, Pfizer, and Eli Lilly, to attempt to sell the rights to use our technology and conduct the anticipated clinical trials, beginning as early as mid-to-late 2013.

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

Development Plans

We initiated laboratory tests to prove our cancer-fighting technology in late 2012. We plan to undertake additional studies at a university/hospital during 2013, although we have no agreements with any such institutions at this time. We estimate the cost for each of these studies to be between $300,000 and $500,000, including actual testing with cancer patients, which we anticipate funding from additional capital raises. At the anticipated successful conclusion of these studies, we plan to contact the large pharmaceutical/medical devices firms, such as Johnson & Johnson, Boston Scientific, Medtronics, Pfizer, and E. I. Lilly, to attempt to negotiate a partnership and/or sale of the technology.

Research and Development

Innovation by our research and development operations is very important to our success. Our goal is to discover, develop and bring to market innovative products and treatments that address major unmet medical needs, including initially, Multiple Sclerosis, Septicemia, and Cancer. We expect this goal to be supported by substantial research and development investments.

We plan on conducting research internally and may also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with pharmaceutical firms. We may also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery or development methods and procedures or projects, as well as our future product lines, through acquisition, licensing or other arrangements.

In addition to discovering and developing new products, methods and procedures of treatment and treatments, we expect our research operations to add value to our existing products and methods and procedures of treatment in development by improving their effectiveness and by discovering new uses for them.

Marketing

Currently, we manage our marketing responsibilities internally. We intend to seek a partnership with and/or sale of our product candidates/technologies to large pharmaceutical and/or medical devices firms. These firms have the ability to effectively promote our product candidates to healthcare providers and patients. Through their marketing organizations, they can explain the approved uses, benefits and risks of our product candidates to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. They also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits, and risks of our product candidates while continuing to motivate people to have meaningful conversations with their doctors. In addition, they sponsor general advertising to educate the public on disease awareness, important public health issues, and patient assistance programs.

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

Patents extend for twenty years from the date of patent filing. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Dr. Felder is the owner of the Feldetrex marx, and has also licensed this to us pursuant to the terms of the License Agreements.

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

Clinical trials are a set of procedures in medical research conducted to allow safety (or more specifically, information about adverse drug reactions and adverse effects of other treatments) and efficacy data to be collected for health interventions (e.g., drugs, diagnostics, devices, therapy protocols). These trials can take place only after satisfactory information has been gathered on the quality of the non-clinical safety, and Health Authority/Ethics Committee approval is granted in the country where the trial is taking place.

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

Employees

As of the date hereof, we do not have any employees other than our officers and directors. Our officers and directors will continue to work for us for the forseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

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

Developing products and methods and procedures of treatment and marketing developed products is costly. We will need to raise substantial additional capital in the future in order to execute our business plan and help us and our collaboration partners fund the development and commercialization of our product candidates.

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

We do not currently own the technologies necessary to conduct our operations. The patents necessary to pursue our intended business plan are under the control of our Chairman of the Board of Directors. As consideration for the two licenses, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world. The licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then licensor may pay said expenses and our licensed rights in those countries will revert to the licensor. A total of $14,817 of patent application costs was incurred prior to entering into the license agreements. These patent costs were capitalized by the Company and recorded as contributed capital from the related party licensor as the repayment obligations were waived. They were subsequently impaired and expensed during the year ended December 31, 2012. To date, we have spent a total of $112,488 developing the patents, consisting of $46,591 of patent application related fees and $78,404 of research and development costs. The license agreements contain provisions that require us to indemnify the licensor for any claims, including costs of litigation, brought against them related to the licenses, and require us to maintain insurance that may be burdensome. In the event of a breach of our obligations under the license agreements, the licensors are entitled to various damages and remedies, up to and including termination of said license agreements. The licensors are entities under the control of Dr. Mitchell S. Felder, the Chairman of our Board of Directors. While Dr. Felder is one of our Company’s founders and the Chairman of our Board of Directors, there can be no assurance that he will extend the offer to license these technologies to us in the future as currently contemplated.

We do not intend to take our Feldetrex® product candidate past the development stage, but instead intend to enter into collaboration agreements with collaboration partners. If we are unable to enter into an agreement with collaboration partners, our Feldetrex® product candidate cannot be marketed, and it will not generate revenue for us.

We do not intend to conduct clinical trials on our Feldetrex® product candidate. We instead intend to enter into one or more collaboration agreements with third parties to do so. However, we have not entered into any such agreements, or discussions for any such agreements, and we cannot guarantee that we will be successful in doing so. If we do not find a collaboration partner, the Feldetrex® product candidate cannot be marketed, and it will not generate any revenue for us.

The failure to generate revenue from our Feldetrex® product candidate will have a materially adverse effect on our overall revenues, profitability, and we may not be able to continue operations.

If an individual used any of our product candidates prior to their approval by the FDA or other regulatory authority, we face risks of unforseen medical problems, and up to a complete ban on the sale of our product candidates.

The efficacy and safety of pharmaceutical products is established through a process of clinical testing under Federal Drug Administration (“FDA”) oversight. No individual is authorized or should use any of our products outside of an established process of clinical testing and FDA approval and authorization. If an individual were to use one of our product candidates in such a manner, we cannot predict the potential medical harm to that individual. If such an event were to occur, the FDA or similar regulatory agency might impose a complete ban on the sale or use of our candidate products.

The FDA might not approve our product candidates for marketing and sale.

We intend to enter into agreements with larger pharmaceutical companies as collaboration partners, in part to help cover the cost of seeking regulatory approvals. We believe that FDA approval of some of our product candidates will need to undergo a full investigational new drug (IND) application with the FDA, including clinical trials. There can be no assurance that the FDA will approve our IND application or any other applications. Failure to obtain the necessary FDA approval will have a material negative affect on our operations. While we intend to license our Feldetrex® product to a larger pharmaceutical company they, in turn, may not be able to obtain the necessary approval to market and sale the product.

We may fail to deliver commercially successful new product candidates, methods and procedures of treatment, and treatments.

Our technology is at an early stage of research and development. As of the date hereof, we have partnered with the University of Texas at El Paso (UTEP), and protocol for animal testing procedures is being developed in conjunction with UTEP at this time. Subsequent clinical trials on human patients will be coordinated with our development partners in the near future.

The development of commercially viable new products and methods and procedures of treatment, as well as the development of additional uses for existing products and methods and procedures of treatment, is critical to our ability to generate sales and/or sell the rights to manufacture and distribute our product and process candidates to another firm. Developing new products and methods and procedures of treatment is a costly, lengthy and uncertain process. A new product or process candidate can fail at any stage of the development or commercialization, and one or more late-stage product or process candidates could fail to receive regulatory approval.

New product and process candidates may appear promising in development but, after significant investment, fail to reach the market or have only limited commercial success. This, for example, could be as a result of efficacy or safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, erosion of patent term as a result of a lengthy development period, infringement of third-party patents or other intellectual property rights of others or inability to differentiate the product or process adequately from those with which it competes.

The commercialization of product and process candidates under development may not be profitable.

In order for the commercialization of our product candidates to be profitable, our product and process candidates must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our product candidates and methods and procedures of treatment do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant development, sales and marketing expenses in connection with the commercialization of our new product and process candidates. To help fund these expenses, we hope to enter into collaboration agreements with other, larger, pharmaceutical companies. Even if we receive additional financing, we may not be able to complete planned development and marketing of any or all of our product or process candidates. Our future profitability may depend on many factors, including, but not limited to:

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of establishing manufacturing and production, sales, marketing and distribution capabilities; and
•	the effect of competing technological and market developments.

Even if our collaboration partners receive regulatory approval for our product and process candidates, we may not earn significant revenues from such product or process candidates. With respect to the product and methods and procedures of treatment candidates in our development pipeline that are being developed by or in close conjunction with third parties, our ability to generate revenues from such product and process candidates will depend in large part on the efforts of such third parties. To the extent that our collaboration partners are not successful in commercializing our product or process candidates, our revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

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

We must comply with a broad range of regulatory controls on the testing, approval, manufacturing and marketing of our product candidates, procedures and other treatments, particularly in the United States and countries of the European Union, that affect not only the cost of product development but also the time required to reach the market and the uncertainty of successfully doing so. Health authorities have increased their focus on safety when assessing the benefit risk/balance of drugs in the context of not only initial product approval but also in the context of approval of additional indications and review of information regarding marketed products. Stricter regulatory controls also heighten the risk of changes in product profile or withdrawal by regulators on the basis of post-approval concerns over product safety, which could reduce revenues and can result in product recalls and product liability lawsuits. There is also greater regulatory scrutiny, especially in the United States, on advertising and promotion and in particular on direct-to-consumer advertising.

The regulatory process is uncertain, can take many years, and requires the expenditure of substantial resources. In particular, proposed human pharmaceutical therapeutic product requirements set by the FDA in the United States, and similar health authorities in other countries, require substantial time and resources to satisfy. We may never obtain regulatory approval for our product and process candidates.

We may not be able to gain or sustain market acceptance for our services and product candidates.

Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we will successfully complete our development and introduction of new products or product enhancements, or methods and procedures of treatment or that any such product candidates or methods and procedures of treatment will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis.

The market for products, methods and procedures of treatment and services in the pharmaceuticals industry is highly competitive, and we may not be able to compete successfully.

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

If any of our major product candidates or methods and procedures of treatment were to become subject to a problem such as unplanned loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products and methods and procedures of treatment, or if a new, more effective treatment should be introduced, the adverse impact on our revenues and operating results could be significant.

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

If physicians and patients do not accept our current or future product candidates or methods and procedures of treatment, we may be unable to generate significant additional revenue, if any.

The products and methods and procedures of treatment that we may develop or acquire in the future may fail to gain market acceptance among physicians, health care payors, patients and the medical community. Physicians may elect not to recommend these treatments for a variety of reasons, including:

•	timing of market introduction of competitive drugs;
•	lower demonstrated clinical safety and efficacy compared to other drugs or treatments;
•	lack of cost-effectiveness;
•	lack of availability of reimbursement from managed care plans and other third-party payors;
•	lack of convenience or ease of administration;
•	prevalence and severity of adverse side effects;
•	other potential advantages of alternative treatment methods; and
•	ineffective marketing and distribution support.

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

We do not believe that our product candidates and methods and procedures violate third-party intellectual property rights; however, we have not had an independent party conduct a study of possible patent infringements. Nevertheless, we cannot guarantee that claims relating to violation of such rights will not be asserted by third parties. If any of our product candidates or methods and procedures of treatment are found to violate third-party intellectual property rights, we may be required to expend significant funds to re-engineer or cause to be re-engineered one or more of those product candidates or methods and procedures of treatment to avoid infringement, or seek to obtain licenses from third parties to continue offering our product candidates or methods and procedures of treatment without substantial re-engineering, and such efforts may not be successful.

In addition, future patents may be issued to third parties upon which our product candidates and methods and procedures of treatment may infringe. We may incur substantial costs in defending against claims under any such patents. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products or methods and procedures of treatment in the United States or abroad, and could result in the award of substantial damages against us. In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could be costly and have a material adverse effect on our business.

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

Our licensors have filed provisional patent applications covering technologies pertaining to the treatments of Multiple Sclerosis, Blood Sepsis, and Cancer. We anticipate that other technologies that derive from these patents will also belong to us and are covered by the license agreements. However, we have not conducted thorough prior art or novelty studies, but we are not aware of existing prior art that would prevent us from obtaining patents on our product candidates or methods and procedures of treatment. Prior art preventing us from obtaining broad patent protection is a possibility. Inability to obtain valid and enforceable patent protection would have a material negative impact on our business opportunities and success. Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents may not be granted on our applications, and any future patents owned and licensed by us may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that: (i) any of our future products or methods are not patentable; (ii) such products or methods infringe upon the patents of third parties; or (iii) our patents or future patents fail to give us an exclusive position in the subject matter to which such patents relate, our business will be adversely affected. We may be unable to avoid infringement of third-party patents and may have to obtain a license, or defend an infringement action and challenge the validity of such patents in court. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If we do not obtain a license under such patents, are found liable for infringement and are not able to have such patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

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

Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. There can be no assurance that we will have or be able to acquire title or exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or such collaborators.

Our future growth may be inhibited by the failure to implement new technologies.

Our future growth is partially tied to our ability to improve our knowledge and implementation of medical and pharmaceutical technologies. The inability to successfully implement commercially viable medical and pharmaceutical technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.

Risks Related To Our Common Stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to Biomedical Industry companies;
•	changes in financial estimates or recommendations by securities analysts;
•	announcements of innovations or new products or services by us or our competitors;
•	the emergence of new competitors;
•	operating and market price performance of other companies that investors deem comparable;
•	changes in our board or management;
•	sales or purchases of our common stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations; and
•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the Over the Counter Bulletin Board and/or we may be forced to discontinue operations.

Our common stock is listed for trading on the OTCBB. We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the OTCBB and/or continue as a going concern. Our ability to continue trading on the OTCBB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCBB and/or we may be forced to discontinue operations.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own a majority of our outstanding common stock, and through the exercise of warrants could acquire another 34,000,000 shares of our common stock and 2,000,000 shares of our Series A Convertible Preferred Stock. The shares of our preferred stock have 100 votes per share, giving these two shareholders the vast majority of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which there are currently 15,584,479 shares issued and outstanding, and up to an additional 41,766,489 of which may be issued and outstanding if all of our currently outstanding preferred stock and warrants were exercised and converted into common stock. We therefore have up to an additional 242,649,032 authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized the issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In January 2012, a market maker submitted a Form 211 to FINRA, requesting a trading symbol for our common stock. On February 23, 2012, our common stock was assigned the trading symbol “BIEI” and was approved for trading on the Over the Counter Bulletin Board (the “OTCBB”). Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal year ended December 31, 2012, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2012	First Quarter	$-0-	$-0-
	Second Quarter	$-0-	$-0-
	Third Quarter	$1.75	$-0-
	Fourth Quarter	$1.10	$0.82

2013	First Quarter (through February 28, 2013)	$0.90	$0.65

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

Holders

As of March 29, 2013, there were 15,584,479 shares of our common stock issued and outstanding and held by 122 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have a stock option or grant plan.

Recent Issuance of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2012:

On September 28, 2012, we issued warrants to each of the nine (9) members of our Board of Directors as compensation. Each Director received warrants to purchase 50,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that the individual is a member of our Board of Directors on such date. The issuances of these warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all parties receiving warrants were accredited investors because they are members of our Board of Directors.

On September 28, 2012, we issued warrants to each of the following six (6) executives as compensation: Hartman, Dr. Felder, Heidi H. Carl, Justin Felder, Richard T. Najarian and John S. Borza. Hartman and Dr. Felder each received warrants to purchase 105,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days and that the individual is an employee of or rendering services to the Company on such date. In December 2012, the Company and Dr. Felder agreed to terminate his employment agreement and the warrants issued thereunder, effective as of its date of inception. The other four (4) executives received warrants to purchase 70,000 shares of our common stock at an exercise price of $1.45, also vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days and that the individual is an employee of or rendering services to the Company on such date. The issuances of these warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all parties receiving warrants were accredited investors because they are members of our Board of Directors.

On October 1, 2012, we issued Common Stock Purchase Warrants to Richard T. Najarian and John S. Borza for their services as members of our Board of Directors. Pursuant to the warrants, both will be able to purchase a maximum of 1,000,000 shares of our common stock at an exercise price of $1.45. The warrants may be exercised immediately. The issuance of these warrants is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all parties receiving warrants were accredited investors because they are members of our Board of Directors.

On October 16, 2012, pursuant to the exercise of warrants with four (4) individuals, we issued a total of 40,000 shares of our common stock at $0.10 per share. The shares were registered in a Registration Statement on Form S-1, filed with the Securities and Exchange Commission and declared effective on December 13, 2011.

On November 8, 2012, pursuant to the exercise of warrants with one (1) individual, we issued 10,000 shares of our common stock at $0.10 per share. The shares were registered in a Registration Statement on Form S-1, filed with the Securities and Exchange Commission and declared effective on December 13, 2011.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2012 and 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last approximately six months. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2012 and 2011

Introduction

We had no revenues for the years ended December 31, 2012 and 2011. Our operating expenses were $1,713,397 for the year ended December 31, 2012 compared to $111,749 for the year ended December 31, 2011, an increase of $1,601,648 or 1,433%. Our operating expenses consisted mostly of general and administrative expenses and professional fees as we incurred additional research and development costs and as we provided stock based compensation to our Officers and Directors.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2012	2011	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	78,404	-	78,404
General and administrative	35,947	18,238	17,709
Professional fees	1,567,272	78,694	1,488,578
Impairment of patents	31,774	14,817	16,957
Total operating expenses	1,713,397	111,749	1,601,648

Net operating loss	(1,713,397)	(111,749)	1,601,648
Other expense	(626)	(113)	513

Net loss	$(1,714,023)	$(111,862)	$1,602,161

Revenues

The Company was established on May 10, 2010 and is in the development stage and had no revenues for the period from May 10, 2010 (inception) to December 31, 2012.

Research and Development

Research and development expenses were $78,404 for the year ended December 31, 2012 compared to $-0- for the year ended December 31, 2011, an increase of $78,404, or 100%. The increase was primarily due to the commencement of research and development costs through our partners, specifically the University of Texas at El Paso, incurred during the year ended December 31, 2012 related to the development of our patented technologies that was not incurred during the comparative year ended December 31, 2011.

General and Administrative

General and administrative expenses were $35,947 for the year ended December 31, 2012 compared to $18,238 for the year ended December 31, 2011, an increase of $17,709, or 97%. The increase was primarily due to increased travel costs and fees related to our compliance and reporting costs incurred during the year ended December 31, 2012 that was not incurred during the comparative year ended December 31, 2011.

Professional Fees

Professional fees expense was $1,567,272 for the year ended December 31, 2012 compared to $78,694 for the year ended December 31, 2011, an increase of $1,488,578, or 1,892%. The increase was primarily due to $1,469,257 of non-cash stock based compensation related to common stock warrants granted to Officers and Directors from September 28, 2012 through October 1, 2012. A total of $233,727 unamortized warrant costs as of December 31, 2012 remains unamortized and will be expensed over the implied service term, or vesting period, of the warrants.

Impairment of Patents

Impairment of patents was $31,774 for the year ended December 31, 2012 compared to $14,817 for the year ended December 31, 2011, an increase of $16,957, or 114%. The increase was primarily due to the increased impairment of the formerly capitalized patent costs due to uncertainties regarding our ability to derive future economic benefits from these patents. We have elected to expense any future patent costs as they are incurred.

Net Operating Loss

Net operating loss for the year ended December 31, 2012 was $1,713,397 or ($0.15) per share compared to a net operating loss of $111,749 for the year ended December 31, 2011, or ($0.01) per share, an increase of $1,601,648 or 1,433%. Net operating loss increased primarily due to $1,469,257 of non-cash stock based compensation related to common stock warrants granted to Officers and Directors, increased research and development costs and impaired patent costs incurred as we increased our efforts to develop our patented technologies in the current year.

Other Expense

Other expense for the year ended December 31, 2012 was $626 compared to $113 for the year ended December 31, 2011, an increase of $513 or 454%. Other expense consisted solely of imputed interest expense on non-interest bearing debts owed to our Officers and Directors. The increase was primarily due to increased lending from our Officers and Directors that was outstanding during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net Loss

Net loss for the year ended December 31, 2012 was $1,714,023 or ($0.15) per share compared to a net loss of $111,862 for the year ended December 31, 2011, or ($0.01) per share, an increase of $1,602,161 or 1,432%. Net loss increased primarily due to $1,469,257 of non-cash stock based compensation related to common stock warrants granted to Officers and Directors, increased research and development costs and impaired patent costs incurred as we increased our efforts to develop our patented technologies in the current year, and imputed interest expense related to financings received during 2012 from our Officers and Directors.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2012, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2012 was $40,284, which was derived from the sale of our common stock. Our monthly cash flow burn rate is approximately $10,000. As a result, although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2012 and December 31, 2011, respectively, are as follows:

	December 31, 2012	December 31, 2011	Change

Cash	$40,284	$26,264	$14,020
Total Current Assets	40,353	26,264	14,089
Total Assets	43,395	33,322	10,073
Total Current Liabilities	119,161	3,098	116,063
Total Liabilities	$119,161	$3,098	$116,063

Our cash increased by $14,020 as of December 31, 2012 as compared to December 31, 2011 because of the proceeds from the sale of our common stock. Our total current assets increased by $14,089 due to the proceeds received from the sale of our common stock. Our total assets increased by $10,073 during the same period for the same reason, along with an increase in property and equipment of $3,042.

Our current liabilities increased by $116,063 as of December 31, 2012 as compared to December 31, 2011 primarily because of an increase in accounts payable of $85,500, an increase in accounts payable to related parties of $18,563 and an increase in notes payable to related parties of $12,000. Our total liabilities increased by the same $116,063 for the same reason.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2012 was $40,284, which was derived from the sale of our common stock. Our monthly cash flow burn rate is approximately $10,000. As a result, although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the year ended December 31, 2012 and 2011 was $126,594 and $94,021, respectively, an increase of $32,573, or 35% compared to the year ended December 31, 2011. The increase consisted of our increased net loss from operations of $1,713,397, increased loss on disposal of patents of $31,774, increased accounts payable of $86,303.

Investments

Our net cash used in investing activities for the year ended December 31, 2012 and 2011 was $9,536 and $7,058, respectively, an increase of $2,478. The increase consisted of a purchase of $3,243 in property and equipment, which was partially offset by decreased payments of $6,293 on patent rights and application processes.

Financing

Our net cash provided by financing activities for the year ended December 31, 2012 and 2011 was $150,150 and $126,970, respectively, an increase of $23,180, or 18%. The increase consisted of proceeds from notes payable to related parties of $12,000 compared to repayments on notes payable to related parties of $3,355 in the year ended December 31, 2011, and proceeds from the sale of common stock of $138,150 compared to proceeds of $129,325 received in the year ended December 31, 2011.

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

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand and a from the Company’s Chairman of the Board of Directors.

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.

Critical Accounting Policies and Estimates

Nature of Business

Premier Biomedical, Inc. was incorporated in the state of Nevada on May 10, 2010. The Company was formed to develop and market medications and procedures that address several highly visible health issues. The Company will introduce these medications and procedures to large pharmaceutical firms via publication in medical journals and by direct contact.

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

Patent rights and applications

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications, or when reviews determine a future economic benefit is uncertain, are expensed when the application is terminated. These circumstances resulted in a $31,774 and $14,817 loss on disposal of patents during the years ended December 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $1,469,257 and $-0- of compensation expense related to common stock warrants issued for services for the years ended December 31, 2012 and 2011, respectively.

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

Research and Development Expenses

We anticipate incurring significant research and development expenses in the future as we discover, develop, and bring to market new products and treatments. We do not currently have an estimate of those costs because we do not know the extent or scope of products that we may be able to develop. We have not estimated the amount nor timing of costs, internal or external, that we expect to incur on any of our major research and development projects because we do not have the financial capital necessary to hire consultants and financial analysts necessary to do so. We do intend, in the future at a time when we are more comfortably capitalized, to prepare thorough estimates. There are significant risks associated with developing projects on schedule and within budget, including but not limited to capital funding, loss of market share, and unforseen product liability. To date, we have spent a total of $112,488 developing the patents, consisting of $46,591 of patent application related fees and $78,404 of research and development costs.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $2,938 and $-0- for the years ended December 31, 2012 and 2011, respectively.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Premier Biomedical, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Premier Biomedical, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from inception (May 10, 2010) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Biomedical, Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and has an accumulated deficit and negative working capital as of December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 1, 2013

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$40,284	$26,264
Prepaid expenses	69	-
Total current assets	40,353	26,264

Patent rights and applications	-	7,058
Property and equipment, net	3,042	-

Total assets	$43,395	$33,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$88,598	$2,295
Accounts payable, related parties	18,563	803
Notes payable, related parties	12,000	-
Total current liabilities	119,161	3,098

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized, 12,374,479 and
11,451,200 shares issued and outstanding at December 31, 2012 and 2011, respectively	124	115
Additional paid in capital	1,732,151	144,127
Subscriptions payable, 40,000 and -0- shares at December 31, 2012 and 2011, respectively	20,000	-
(Deficit) accumulated during development stage	(1,828,041)	(114,018)
Total stockholders' equity (deficit)	(75,766)	30,224

Total liabilities and stockholders' equity (deficit)	$43,395	$33,322

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	For the	May 10, 2010
	Year Ended	Year Ended	(inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-

Operating expenses:
Research and development	78,404	-	78,404
General and administrative	35,947	18,238	56,167
Professional fees	1,567,272	78,694	1,646,064
Impairment of patents	31,774	14,817	46,591
Total operating expenses	1,713,397	111,749	1,827,226

Net operating loss	(1,713,397)	(111,749)	(1,827,226)

Other expense:
Interest expense	(626)	(113)	(815)
Total other expenses	(626)	(113)	(815)

Loss before provision for income taxes	(1,714,023)	(111,862)	(1,828,041)

Provision for income taxes	-	-	-

Net loss	$(1,714,023)	$(111,862)	$(1,828,041)

Weighted average number of common shares
outstanding - basic and fully diluted	11,799,259	11,235,948

Net loss per share - basic and fully diluted	$(0.15)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	(Deficit) Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224

Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626

Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257

Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-

Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000

Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150

Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)

Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	For the	May 10, 2010
	Year Ended	Year Ended	(inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,714,023)	$(111,862)	$(1,828,041)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment of patents	31,774	14,817	46,591
Depreciation	201	-	201
Imputed interest on non-interest bearing related party debts	626	-	626
Amortization of stock based compensation	1,469,257	-	1,469,257
Decrease (increase) in assets:
Prepaid expenses	(69)	-	(69)
Increase (decrease) in liabilities:
Accounts payable	86,303	2,295	88,598
Accounts payable, related parties	(663)	803	140
Accrued interest, related parties	-	(74)	-
Net cash used in operating activities	(126,594)	(94,021)	(222,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	(6,293)	(7,058)	(13,351)
Purchases of property and equipment	(3,243)	-	(3,243)
Net cash used in investing activities	(9,536)	(7,058)	(16,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	12,000	1,000	15,355
Repayments on notes payable, related parties	-	(3,355)	(3,355)
Proceeds from the sale of common stock	138,150	129,325	267,575
Net cash provided by financing activities	150,150	126,970	279,575

NET CHANGE IN CASH	14,020	25,891	40,284
CASH AT BEGINNING OF PERIOD	26,264	373	-

CASH AT END OF PERIOD	$40,284	$26,264	$40,284

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$187
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$18,423	$-
Cashless exercise of common stock warrants, 250,000 warrants exercised	$2	$-

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

Patent Rights and Applications
Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We decided to abandon pursuit of certain international patents over our intellectual properties and focus exclusively on the US patent market, and due to the uncertainty of deriving a future economic benefit from our patents, we have impaired and expensed our patent costs, which resulted in $31,774 and $14,817 of impairment expenses for the years ended December 31, 2012 and 2011, respectively.

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
Notes to Financial Statements

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $1,469,257 and $-0- of compensation expense related to common stock warrants issued for services for the years ended December 31, 2012 and 2011, respectively.

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

Research and Development Expenses
We anticipate incurring significant research and development expenses in the future as we discover, develop, and bring to market new products and treatments. We do not currently have an estimate of those costs because we do not know the extent or scope of products that we may be able to develop. We have not estimated the amount nor timing of costs, internal or external, that we expect to incur on any of our major research and development projects because we do not have the financial capital necessary to hire consultants and financial analysts necessary to do so. We do intend, in the future at a time when we are more comfortably capitalized, to prepare thorough estimates. There are significant risks associated with developing projects on schedule and within budget, including but not limited to capital funding, loss of market share, and unforeseen product liability. We recognized $78,404 and $-0- of research and development expenses during the years ended December 31, 2012 and 2011, respectively. All previously capitalized patent costs have been expensed related to our patent applications, of which we recognized $31,774 and $14,817 of impairment expenses for the years ended December 31, 2012 and 2011, respectively.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $2,938 and $-0- for the years ended December 31, 2012 and 2011, respectively.

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

Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $1,828,041, had negative working capital of ($78,808) and used net cash in operating activities of $222,697 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Accounts Payable
The Company owed $18,423 and $-0- as of December 31, 2012 and 2011, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs.

The Company owed $140 and $-0- as of December 31, 2012 and 2011, respectively, to the Company’s CEO for reimbursable expenses.

Notes Payable
The Company has received short term loans from Officers and Directors as disclosed in Note 6 below.

Common Stock
On June 8, 2012, the Company sold 6,000 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $2,100 to one of the Company’s Directors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 20, 2011, the Company sold 500,000 founder’s shares at the par value of $0.00001 per share in exchange for proceeds of $5 to a newly appointed director. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The shares issued carried a total fair value of $160, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
500,000 shares of common stock valued at a total of $160, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, at a fair value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s CEO. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

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

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, and an intrinsic value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s Chairman of the Board. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

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

On June 21, 2010, the Company sold a total of 4,000,000 founder’s shares at the par value of $0.00001 per share in exchange for total proceeds of $40 to four of the Company’s directors. The shares issued carried a total fair value of $1,280, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The fair value of the common stock issuances to the founders using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
1,000,000 shares of common stock issued to each of four Directors valued at $320 each, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

Common Stock Warrants
On October 1, 2012, the Company granted 1,000,000 common stock warrants to each of two Directors to purchase a total of 2,000,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants are fully vested, and are exercisable over seven (7) years from the date of grant. The total fair value of the 2,000,000 common stock warrants using the Black-Scholes option-pricing model is $1,321,496, or $0.6608 per share, based on a volatility rate of 100%, a risk-free interest rate of 0.39% and an expected term of 3.50 years, and was expensed as professional fee expense during the year ended December 31, 2012.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $6,773 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2012 and 2011, respectively.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $6,773 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2012 and 2011, respectively.

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $117,889 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2012 and 2011, respectively.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $11,811 and $-0- of professional fee expense during the years ended December 31, 2012 and 2011, respectively.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $4,515 and $-0- of professional fee expense during the years ended December 31, 2012 and 2011, respectively.

Note 4 – Patent Rights and Applications

	December 31,	December 31,
	2012	2011

Patent rights and applications	$-	$7,058
Less: accumulated amortization	-	-
	$-	$7,058

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. During the years ended December 31, 2012 and 2011, the Company performed reviews of the carrying value of its patent rights and applications and, as a result, the Company wrote off a total book value of $31,774 and $14,817, respectively, in patent rights and applications related to discontinued pursuit of international patents, and due to the uncertainty of deriving a future economic benefit from our patents.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2012 and 2011, respectively:

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$40,284	$-	$-
Patent rights and applications	-	-	-
Total assets	40,284	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$40,284	$(12,000)	$-

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Cash	$26,264	$-	$-
Patent rights and applications	-	-	7,058
Total assets	26,264	-	7,058
Liabilities
Notes payable, related parties	-	-	-
Total liabilities	-	-	-
	$26,264	$-	$7,058

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2012 or the year ended December 31, 2011.

The Company recorded fair value adjustments of $31,774 and $14,817 during the years ended December 31, 2012 and 2011, respectively, related to the impairment of the carrying value of its patent rights and applications.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO. On May 25, 2011, the Company repaid unsecured loans originated in 2010 in the total amount of $1,678, as well as accrued interest of $83 to the Company’s CEO.	$3,000	$-

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand and a from the Company’s Chairman of the Board of Directors. On May 25, 2011, the Company repaid unsecured loans originated in 2010 in the total amount of $1,677, as well as accrued interest of $83 to the Company’s Chairman of the Board of Directors.	3,000	-

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.	3,000	-

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.	3,000	-

Total notes payable, related parties	12,000	-
Less: current portion	12,000	-
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $626 and $113 for the years ended December 31, 2012 and 2011, respectively related to notes payable, related parties.

Note 7 – Commitments and Contingencies

On May 9, 2012, we entered into a Collaborative Agreement with the University of Texas at El Paso. Pursuant to the terms of the Agreement, we will work jointly with the University to develop a series of research and development programs around our sequential-dialysis technology in the areas of Alzheimer's Disease, Traumatic Brain Injury (TBI), Chronic Pain Syndrome, Fibromyalgia, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), Blood Sepsis, Cancer, Heart Attacks and Strokes. The programs will utilize the facilities at one or more of the University of Texas’ campuses. We will pay the University’s actual overhead for the projects, plus a negotiated facility and administration overhead expense, and 10% of all gross revenues associated with the sale, license and/or royalties of all products and treatment procedures directly affiliated with programs. Intellectual property jointly invented and developed as a result of the projects will be owned jointly by the University and us. The agreement has an initial term of five (5) years, and is renewable upon mutual agreement of the parties.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 8 – Stockholders’ Equity

Common Stock (2012)
On December 31, 2012, the Company sold 40,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $20,000. The shares were subsequently issued on January 9, 2013, as such, the proceeds are presented as a subscriptions payable at December 31, 2012.

On October 24, 2012, a warrant holder elected to exercise warrants consisting of a 10,000 shares of its common stock pursuant to a unit offering previously sold on February 28, 2011 in exchange for proceeds of $1,000.

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

On August 15, 2012, the Company sold 3,000 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $1,050. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

On July 2, 2012, a warrant holder elected to exercise 250,000 cashless warrants of a total of 2,500,000 held, exercisable at $0.00001 per share. As a result, the Company issued an aggregate of 249,990 shares of common stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited, had the opportunity to meet with and ask questions of management, and there was no solicitation in connection with the offering.

On June 11, 2012, the Company sold a total of 160,004 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for total proceeds of $56,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 8, 2012, the Company sold 6,000 shares of its common stock and an equal number of warrants exercisable at $0.50 per share over a one year term pursuant to a unit offering in exchange for proceeds of $2,100 to one of the Company’s Directors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Common Stock (2011)
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

On January 20, 2011, the Company sold 500,000 founder’s shares at the par value of $0.00001 per share in exchange for proceeds of $5 to a newly appointed director. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The shares issued carried a total fair value of $160, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
500,000 shares of common stock valued at a total of $160, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

Common Stock (2010)
On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, at a fair value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s CEO. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

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

On June 21, 2010, the Company sold a total of 4,000,000 founder’s shares at the par value of $0.00001 per share in exchange for total proceeds of $40 to four of the Company’s directors. The shares issued carried a total fair value of $1,280, or $0.00032 per share using the Option-pricing Method to Allocation – Option Value by Capital Structure method. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities, or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The fair value of the common stock issuances to the founders using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

-
1,000,000 shares of common stock issued to each of four Directors valued at $320 each, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

Note 9 – Series A Convertible Preferred Stock Warrants

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the years ended December 31, 2012 and 2011.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the years ended December 31, 2012 and 2011.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the years ended December 31, 2012 and 2011.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2012.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	7.5 years	$0.001	2,000,000	$0.001

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	8.5 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the years ended December 31, 2012 and 2011 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no series A preferred stock warrants granted during the years ended December 31, 2012 and 2011.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2010	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2012	2,000,000	$0.001

Exercisable, December 31, 2012	2,000,000	$0.001

Note 10 – Common Stock Warrants

Common Stock Warrants Granted (2012)
On December 31, 2012, the Company sold warrants to purchase 40,000 shares of common stock at $0.75 per share over a one year period from the date of sale, in exchange for total proceeds of $20,000 in conjunction with the sale of 40,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 1, 2012, the Company granted 1,000,000 common stock warrants to each of two Directors to purchase a total of 2,000,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants are fully vested, and are exercisable over seven (7) years from the date of grant. The total fair value of the 2,000,000 common stock warrants using the Black-Scholes option-pricing model is $1,321,496, or $0.6608 per share, based on a volatility rate of 100%, a risk-free interest rate of 0.39% and an expected term of 3.50 years, and was expensed as professional fee expense during the year ended December 31, 2012.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $6,773 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2012 and 2011, respectively.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $6,773 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2012 and 2011, respectively.

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $117,889 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2012 and 2011, respectively.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $11,811 and $-0- of professional fee expense during the years ended December 31, 2012 and 2011, respectively.

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $4,515 and $-0- of professional fee expense during the years ended December 31, 2012 and 2011, respectively.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On August 15, 2012, the Company sold warrants to purchase 3,000 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for total proceeds of $1,050 in conjunction with the sale of 3,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Common Stock Warrants Cancelled
No warrants were cancelled during the years ended December 31, 2012 and 2011.

Common Stock Warrants Expired
No warrants expired during the years ended December 31, 2012 and 2011.

Common Stock Warrants Exercised
A total of 720,000 warrants were exercised during the year ended December 31, 2012 in exchange for total proceeds of $47,000. No warrants were exercised during the year ended December 31, 2011.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2012.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	39,686,489	7.3 years	$0.00195	38,746,489	$0.07891

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.10	37,223,200	8.3 years	$0.00195	36,500,000	$0.00001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

	December 31,	December 31,
	2012	2011

Average risk-free interest rates	0.63%	3.27%
Average expected life (in years)	2.9	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the years ended December 31, 2012 and 2011 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.42409 and $0.00155 per warrant granted during the years ended December 31, 2012 and 2011, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2010	36,500,000	$0.00001
Warrants cancelled	-	-
Warrants granted	723,200	0.10
Warrants exercised	-	-
Balance, December 31, 2011	37,223,200	$0.00195
Warrants cancelled	-	-
Warrants granted	3,183,289	1.38054
Warrants exercised	(720,000)	(0.06528)
Balance, December 31, 2012	39,686,489	$0.11138

Exercisable, December 31, 2012	38,746,489	$0.07891

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

For the years ended December 31, 2012 and 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012 and December 31, 2011, the Company had approximately $369,635 and $135,820 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$129,370	$47,500

Net deferred tax assets before valuation allowance	$129,370	$47,500
Less: Valuation allowance	(129,370)	(47,500)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011, respectively.

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

Note 12 – Subsequent Events

Common Stock, Related Parties
On February 27, 2013, the Company sold 500,000 shares of its common stock to the Chairman of the Board of Directors in exchange for proceeds of $25,000.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On February 13, 2013, the Company sold 1,500,000 shares of its common stock to a Director in exchange for proceeds of $75,000.

On February 27, 2013, the Company sold 1,000,000 shares of its common stock to a Director in exchange for proceeds of $50,000.

Common Stock
On March 11, 2013, a warrant holder elected to exercise warrants consisting of a 10,000 shares of its common stock pursuant to a unit offering previously sold on February 28, 2011 in exchange for proceeds of $1,000.

On March 11, 2013, the Company sold 10,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $5,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 2, 2013, the Company granted 50,000 shares of common for services performed. The total fair value of the common stock was $36,450 based on the closing price of the Company’s common stock on the date of grant.

On February 17, 2013, the Company sold 5,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $2,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 10, 2013, the Company sold 20,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $10,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 30, 2013, the Company sold 60,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $30,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 22, 2013, the Company sold 15,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $7,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 9, 2013, the Company issued 40,000 shares of its common stock that were sold on December 31, 2012 pursuant to a unit offering in exchange for proceeds of $20,000 that were presented as a subscriptions payable at December 31, 2012.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

William A. Hartman	71	President, Chief Executive Officer, and Director (June 2010)

Dr. Mitchell S. Felder	59	Chairman of the Board of Directors and the Scientific Advisory Board (June 2010)

Heidi H. Carl	42	Secretary and Treasurer, Director (June 2010)

Jay Rosen	58	Director (June 2010)

Justin Felder	23	Director (June 2010)

John S. Borza	58	Director (August 2012)

Richard T. Najarian	44	Director (August 2012)

William A. Hartman, age 71, is our President and Chief Executive Officer and a member of our Board of Directors. From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc. From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc. From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive. From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984, he was Division Quality Compliance Manager at Ford Motor Company. At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants. He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion. Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 59, is our Chairman of the Board of Directors and our Scientific Advisory Board. Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983. He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology. Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents. Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap. During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist. Dr. Felder is presently an attending neurologist at the William Beaumont Army Medical Center in El Paso, Texas. Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 42, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors. From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc. From June 2007 to May 2009, Heidi was the Product Development Specialist at General Motors Corporation. From May 2006 to May 2007, Heidi was the Associate Marketing Manager at General Motors Corporation. From May 2003 to May 2006, Heidi was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Heidi was the District Area Parts Manager at General Motors Corporation. Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Jay Rosen, age 58, has been a member of our Board of Directors since our inception in June 2010. Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971. He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005. Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange. Mr. Rosen studied economics and finance at New York University and Columbia University.

Justin Felder, age 23, has been a member of our Board of Directors since our inception in June 2010. Mr. Felder has one granted patent (he was the co-author of a granted patent for a hydrogen bioreactor) and twenty patent applications. Neither the granted patent, nor the patent applications, have any relevance to Premier Biomedical, Inc. Mr. Felder graduated from the Wharton School of Business in 2012.

John S. Borza, PE, AVS, age 58, was appointed to our Board of Directors on August 17, 2012. Mr. Borza is currently the President and Chief Executive Officer of Value Innovation, LLC, a consulting firm focused on value engineering and creative problem solving, where he has served since August 2009. Prior to Value Innovation, Mr. Borza was a Specialist with TRW Automotive from September 2007 to September 2009, and a Director at TRW Automotive from May 1999 to September 2007. Earlier in his career, Mr. Borza worked in R&D for 12 years on a variety of products and technologies in various capacities ranging from Engineer to Chief Engineer, before moving into launch and production support roles.

Mr. Borza is an Altshuller Institute certified TRIZ Practitioner, and a SAVE International certified Associate Value Specialist. He is active in the local chapter of SAVE International and currently serves as the chapter Immediate Past-President.

Mr. Borza holds a BS degree in Electrical Engineering and an MBA from the University of Michigan.

Richard T. Najarian, age 44, was appointed to our Board of Directors on August 17, 2012. Mr. Najarian is currently the President of Precision Global Systems, where he has served since January 2001, and was the Vice President from 1996 to 2001. Precision Global Systems is a manufacturing services provider to the automotive industry. Mr. Najarian’s skills include collaborative team building, understanding and managing of regulatory controls, implementation of new technologies, creating effective key measurable tools, and the ability to manage a cohesive business environment that thrives on challenges and new process development. Mr. Najarian holds a BA from the University of Michigan, and an MBA from Wayne State University.

Family Relationships

Heidi H. Carl is the daughter of William A. Hartman. Justin Felder is the son of Dr. Mitchell S. Felder.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mssrs. Rosen, Justin Felder, Borza, and Najarian are independent directors.

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

Board Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended December 31, 2012 and 2011, the Board of Directors met approximately on a bi-weekly basis.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or is named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

Effective on September 28, 2012, we entered into employment agreements with our President and Chief Executive Officer, William A. Hartman, and our Chairman of the Board of Directors and Chairman of the Scientific Advisory Board, Dr. Mitchell S. Felder. In December 2012, the Company and Dr. Felder agreed to terminate his employment agreement, effective as of its date of inception.

Pursuant to the employment agreement with Hartman, he will be compensated in the amount of $150,000 per year for the duration of the agreement. Pursuant to the agreement, Hartman has waived the salary and the accrual thereof in exchange for being issued a Common Stock Purchase Warrant whereby Hartman may purchase a maximum of 105,000 shares of our common stock at a purchase price of $1.45. The agreement has a one-year term and provides for two (2) years of severance in the event Hartman is terminated due to death, disability or without cause.

We do not currently have written employment agreements with our other executives. All are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William A. Hartman	2012	18,417	(1)	-0-	-0-	-0-		-0-	-0-	-0-	150,000
CEO	2011	-0-		-0-	-0-	-0-		-0-	-0-	-0-	-0-

Heidi H. Carl	2012	-0-		-0-	-0-	12,278	(2)	-0-	-0-	-0-	-0-
Secretary/Treasurer	2011	-0-		-0-	-0-	-0-		-0-	-0-	-0-	-0-

(1)	Mr. Hartman waived his salary for 2012 in exchange for warrants to purchase 105,000 shares of our common stock at a purchase price of $1.45 per share.
(2)
Mrs. Carl received warrants to purchase 70,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days and that the individual is an employee of or rendering services to the Company on such date.

Director Compensation

On October 8, 2012, we issued warrants to each of the nine (9) members of our Board of Directors as compensation. Each Director received warrants to purchase 50,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that the individual is a member of our Board of Directors on such date.

On October 1, 2012, we issued Common Stock Purchase Warrants to Richard T. Najarian and John S. Borza for their services as members of our Board of Directors. Pursuant to the warrants, both will be able to purchase a maximum of 1,000,000 shares of our common stock at an exercise price of $1.45. The warrants may be exercised immediately.

For the years ended December 31, 2012 and 2011, other than the warrants described above, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership		Percentage of Series A Preferred Stock Ownership (3)

William A. Hartman (4)(9)	21,000,000	(5)	62.57%	1,000,000	(6)	50.0%

Dr. Mitchell S. Felder (4)(10) P.O. Box 1332 Hermitage, PA 16148	21,500,000	(5)	64.06%	1,000,000	(6)	50.0%

Heidi H. Carl (4)(9)	1,000,000	(13)	6.42%	-		-

Jay Rosen (4)	1,000,000	(14)	6.42%	-		-

Justin Felder (4)(10)	1,000,000	(13)	6.42%	-		-

John S. Borza (4)	2,058,500	(11)	12.41%

Richard T. Najarian (4)	2,620,000	(12)	15.78%

The Lebrecht Group, APLC 406 W. South Jordan Pkwy Suite 160 South Jordan, UT 84095 (7)	2,499,990	(8)	14.03%	-		-

All Officers and Directors as a Group (9 Persons) (2)(3)(4)(5)(6)(11)(12)(13)(14)	51,678,500		96.36%	2,000,000		100.0%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.
(2)
Unless otherwise indicated, based on 15,564,479 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, which assumes the exercise of warrants by Mr. Hartman and Dr. Felder.
(4)	Indicates one of our officers or directors.

(5)
Includes 17,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock. Excludes 155,000 shares and 50,000 shares of common stock that may be acquired by Mr. Hartman and Dr. Felder, respectively, upon the exercise of warrants at $1.45 per share due to these warrants not being exercisable within 60 days.

(6)	Includes 1,000,000 shares of Series A Convertible Preferred Stock that may be acquired upon the exercise of warrants at $0.001 per share.
(7)	The Lebrecht Group, APLC is our legal counsel.
(8)	Includes 2,250,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, subject to a maximum ownership limit of 4.99% of our outstanding common stock.
(9)	William A. Hartman is the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his daughter.
(10)	Justin Felder is the son of Dr. Mitchell S. Felder. Dr. Felder disclaims ownership of shares held by his son.
(11)
Includes 10,000 shares owned by Mr. Borza’s spouse and 1,250 shares owned by his daughter (a total of 11,250 shares), 10,000 shares owned by each of Mr. Borza and his spouse and 1,250 shares owned by his daughter that may be acquired upon the exercise of warrants at $0.10 per share, 6,000 shares that may be acquired upon the exercise of warrants at $0.50 per share, and 1,000,000 shares that may be acquired upon the exercise of warrants at $1.45 per share. Excludes 120,000 shares that may be acquired upon the exercise of warrants at $1.45 per share due to these shares not being exercisable within 60 days.

(12)
Includes 20,000 shares owned by each of Mr. Najarian’s spouse, his daughter and his son (a total of 60,000 shares), 10,000 shares owned by each of Mr. Najarian, his spouse, his daughter and his son (a total of 40,000 shares) that may be acquired upon the exercise of warrants at $0.10 per share and 1,000,000 shares that may be acquired upon the exercise of warrants at $1.45 per share. Excludes 120,000 shares that may be acquired upon the exercise of warrants at $1.45 per share due to these shares not being exercisable within 60 days.

(13)	Excludes 120,000 shares that may be acquired upon the exercise of warrants at $1.45 per share due to these warrants not being exercisable within 60 days.
(14)	Excludes 50,000 shares that may be acquired upon the exercise of warrants at $1.45 per share due to these shares not being exercisable within 60 days.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements

Effective on September 28, 2012, we entered into employment agreements with our President and Chief Executive Officer, William A. Hartman, and our Chairman of the Board of Directors and Chairman of the Scientific Advisory Board, Dr. Mitchell S. Felder. In December 2012, the Company and Dr. Felder agreed to terminate his employment agreement, effective as of its date of inception.

Pursuant to the employment agreement with Hartman, he will be compensated in the amount of $150,000 per year for the duration of the agreement. Pursuant to the agreement, Hartman has waived the salary and the accrual thereof in exchange for being issued a Common Stock Purchase Warrant whereby Hartman may purchase a maximum of 105,000 shares of our common stock at a purchase price of $1.45. The agreement has a one-year term and provides for two (2) years of severance in the event Hartman is terminated due to death, disability or without cause.

License Agreements

On May 12, 2010, we entered into two separate License Agreements. One License Agreement was entered into with Altman Enterprises, LLC, wherein we obtained certain exclusive rights in (i) proprietary technology that is the subject of one pending PCT patent application relating to the treatment of auto-immune diseases, and (ii) the “Feldetrex” trademark. The other License Agreement was entered into with Marv Enterprises, LLC, wherein we obtained certain exclusive rights in proprietary technology that is the subject of two PCT patent applications relating to the treatment of blood borne carcinomas and sequential extracorporeal treatment of blood. Authority to execute the License Agreements on behalf of Altman and Marv is vested in Dr. Mitchell S. Felder, the Chairman of our Board of Directors. Because the licensors are controlled by one of our directors, there may exist a conflict of interest in decisions made by the Company with respect to the licenses.

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

Common Stock

On February 20, 2013 and February 25, 2013, we sold an aggregate of 3,000,000 shares of our common stock, at a price of $0.05 per share, to three members of our Board of Directors as follows: Richard T. Najarian purchased 1,500,000 shares, John S. Borza purchased 1,000,000 shares, and Mitchell Felder purchased 500,000 shares, for total cash consideration of $150,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all parties receiving shares of common stock were accredited investors because they are members of our Board of Directors.

On October 1, 2012, we issued Common Stock Purchase Warrants to Richard T. Najarian and John S. Borza for their services as members of our Board of Directors. Pursuant to the warrants, both will be able to purchase a maximum of 1,000,000 shares of our common stock at an exercise price of $1.45. The warrants may be exercised immediately. The issuance of these warrants is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all parties receiving warrants were accredited investors because they are members of our Board of Directors.

On September 28, 2012, we issued warrants to each of the nine (9) members of our Board of Directors as compensation. Each Director received warrants to purchase 50,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that the individual is a member of our Board of Directors on such date.

On September 28, 2012, we issued warrants to each of the following six (6) executives as compensation: Hartman, Dr. Felder, Heidi H. Carl, Justin Felder, Richard T. Najarian and John S. Borza. Hartman and Dr. Felder each received warrants to purchase 105,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days and that the individual is an employee of or rendering services to the Company on such date. In December 2012, the Company and Dr. Felder agreed to terminate his employment agreement and the warrants issued thereunder, effective as of its date of inception. The other four (4) executives received warrants to purchase 70,000 shares of our common stock at an exercise price of $1.45, also vesting in two (2) traunches, on January 15, 2013 and June 15, 2013, each with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days and that the individual is an employee of or rendering services to the Company on such date.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,000 and $-0-, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, June 30 and September 30 were $7,400 and $8,800, respectively.

Tax Fees

For the fiscal years ended December 31, 2012 and 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended December 31, 2012 and 2011, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (1)	Common Stock Purchase Warrant issued to The Lebrecht Group, APLC

10.8 (1)	Promissory Note issued to William A. Hartman dated December 31, 2010

10.9 (1)	Promissory Note issued to Mitchell Felder dated December 31, 2010

10.10 (1)	Promissory Note issued to William A. Hartman dated March 31, 2011

10.11 (1)	Promissory Note issued to Mitchell Felder dated March 31, 2011

10.12 (1)	Form of Warrant Sold in Private Placement

10.13 (2)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC

10.14 (2)	Frist Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC

10.15 (3)	Collaboration Agreement with the University of Texas System dated May 9, 2012

10.16 (4)	Employment Agreement with William A. Hartman, dated September 28, 2012

10.17 (4)	Employment Agreement with Dr. Mitchell S. Felder, dated September 28, 2012

10.18	Form of Directors and Officers Warrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on October 4, 2011.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 14, 2012.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 10, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: March 29, 2013	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2013		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer and Director

Dated: March 29, 2013		/s/ Heidi H. Carl
	By:	Heidi H. Carl
	Its:	Chief Financial Officer, Treasurer and Principal Accounting Officer

/s/ Dr. Mitchell S. Felder
	By:	Dr. Mitchell S. Felder, Director

/s/ Jay Rosen
	By:	Jay Rosen, Director

/s/ Justin Felder
	By:	Justin Felder, Director

/s/ John S. Borza
	By:	John S. Borza, Director

/s/ Richard T. Najarian
	By:	Richard T. Najarian, Director