Form 10-Q
period 2013-03-31
PREMIER BIOMEDICAL INC
filed 2013-05-15
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2013, there were 15,584,479 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$173,404	$40,284
Prepaid expenses	563	69
Total current assets	173,967	40,353

Property and equipment, net	2,880	3,042

Total assets	$176,847	$43,395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$161,943	$88,598
Accounts payable, related parties	23,737	18,563
Notes payable, related parties	12,000	12,000
Total current liabilities	197,680	119,161

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares
authorized, 15,584,479 and 12,374,479 shares issued and
outstanding at March 31, 2013 and December 31, 2012, respectively	156	124
Additional paid in capital	4,439,802	1,732,151
Subscriptions payable, -0- and 40,000 shares at
March 31, 2013 and December 31, 2012, respectively	-	20,000
(Deficit) accumulated during development stage	(4,460,791)	(1,828,041)
Total stockholders' equity (deficit)	(20,833)	(75,766)

Total liabilities and stockholders' equity (deficit)	$176,847	$43,395

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			May 10, 2010
	For the Three Months Ended		(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating expenses:
Research and development	83,679	-	162,083
General and administrative	2,318,400	9,503	2,374,567
Professional fees	230,431	17,429	1,876,495
Impairment of patents	-	-	46,591
Total operating expenses	2,632,510	26,932	4,459,736

Net operating loss	(2,632,510)	(26,932)	(4,459,736)

Other expense:
Interest expense	(240)	-	(1,055)
Total other expenses	(240)	-	(1,055)

Loss before provision for income taxes	(2,632,750)	(26,932)	(4,460,791)

Provision for income taxes	-	-	-

Net loss	$(2,632,750)	$(26,932)	$(4,460,791)

Weighted average number of common shares outstanding - basic and fully diluted	13,951,146	11,451,200

Net loss per share - basic and fully diluted	$(0.19)	$(0.00)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	(Deficit) Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224

Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626

Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257

Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-

Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000

Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150

Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)

Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)

Imputed interest on non-interest bearing related party debts	-	-	-	-	240	-	-	240

Amortization of warrants granted for services, related parties	-	-	-	-	129,993	-	-	129,993

Common stock issued for services	-	-	50,000	1	36,449	-	-	36,450

Common stock sold to Directors at $0.05 per share	-	-	3,000,000	30	149,970	-	-	150,000

Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,315,000	-	-	2,315,000

Exercise of warrants at $0.10 per share	-	-	10,000	-	1,000	-	-	1,000

Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000

Net loss for the three months ended March 31, 2013	-	-	-	-	-	-	(2,632,750)	(2,632,750)

Balance, March 31, 2013 (Unaudited)	-	$-	15,584,479	$156	$4,439,802	$-	$(4,460,791)	$(20,833)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			May 10, 2010
	For the Three Months Ended		(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,632,750)	$(26,932)	$(4,460,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of patents	-	-	46,591
Depreciation	162	-	363
Imputed interest on non-interest bearing related party debts	240	-	866
Stock based compensation	2,481,443	-	3,950,700
Decrease (increase) in assets:
Prepaid expenses	(494)	(562)	(563)
Increase (decrease) in liabilities:
Accounts payable	73,345	4,697	161,943
Accounts payable, related parties	5,174	-	5,314
Net cash used in operating activities	(72,880)	(22,797)	(295,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	-	(13,351)
Purchases of property and equipment	-	-	(3,243)
Net cash used in investing activities	-	-	(16,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	-	-	15,355
Repayments on notes payable, related parties	-	-	(3,355)
Proceeds from the sale of common stock	206,000	-	473,575
Net cash provided by financing activities	206,000	-	485,575

NET CHANGE IN CASH	133,120	(22,797)	173,404
CASH AT BEGINNING OF PERIOD	40,284	26,264	-

CASH AT END OF PERIOD	$173,404	$3,467	$173,404

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$-	$5,834

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $129,993 and $-0- of compensation expense related to common stock warrants issued for services for the three months ended March 31, 2013 and 2012, respectively, and $36,450 and $-0- of compensation expense related to common stock issued for services for the three months ended March 31, 2013 and 2012, respectively.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $902 and $-0- for the three months ended March 31, 2013 and 2012, respectively.

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $4,460,791 and a working capital deficit of $23,713 as of March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $23,442 and $18,423 as of March 31, 2013 and December 31, 2012, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs.

The Company owed $295 and $140 as of March 31, 2013 and December 31, 2012, respectively, to the Company’s CEO for reimbursable expenses.

Notes Payable
The Company has received short term loans from Officers and Directors as disclosed in Note 6 below.

Common Stock
On February 27, 2013, the Company sold 500,000 shares of its common stock to the Chairman of the Board of Directors in exchange for proceeds of $25,000. Board of director compensation expense of $365,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

On February 20, 2013, the Company sold 1,000,000 shares of its common stock to a Director in exchange for proceeds of $50,000. Board of director compensation expense of $780,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On February 20, 2013, the Company sold 1,500,000 shares of its common stock to a Director in exchange for proceeds of $75,000. Board of director compensation expense of $1,170,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Common Stock Warrants
On October 1, 2012, the Company granted 1,000,000 common stock warrants to each of two Directors to purchase a total of 2,000,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants are fully vested, and are exercisable over seven (7) years from the date of grant. The total fair value of the 2,000,000 common stock warrants using the Black-Scholes option-pricing model is $1,321,496, or $0.6608 per share, based on a volatility rate of 100%, a risk-free interest rate of 0.39% and an expected term of 3.5 years, and was expensed as professional fee expense during the year ended December 31, 2012.

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $6,375 and $-0- of amortization recorded to professional fee expense during the three months ended March 31, 2013 and 2012, respectively. The unamortized balance at March 31, 2013 was $5,269.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $6,375 and $-0- of amortization recorded to professional fee expense during the three months ended March 31, 2013 and 2012, respectively. The unamortized balance at March 31, 2013 was $5,269.

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $110,964 and $-0- of amortization recorded to professional fee expense during the three months ended March 31, 2013 and 2012, respectively. The unamortized balance at March 31, 2013 was $10,190.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $2,028 and $-0- of professional fee expense during the three months ended March 31, 2013 and 2012, respectively.

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $4,251 and $-0- of professional fee expense during the three months ended March 31, 2013 and 2012, respectively. The unamortized balance at March 31, 2013 was $3,513.

Note 4 – Patent Rights and Applications

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. As of January 1, 2013, the Company has elected to expense all of their patent rights and application costs due to difficulties associated with having to prove the value of their future economic benefits. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. During the years ended December 31, 2012 and 2011, the Company performed reviews of the carrying value of its patent rights and applications and, as a result, the Company wrote off a total book value of $31,774 and $14,817, respectively, in patent rights and applications related to discontinued pursuit of international patents, and due to the uncertainty of deriving a future economic benefit from our patents.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$173,404	$-	$-
Patent rights and applications	-	-	-
Total assets	173,404	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$173,404	$(12,000)	$-

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$40,284	$-	$-
Patent rights and applications	-	-	-
Total assets	40,284	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$40,284	$(12,000)	$-

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2013 or the year ended December 31, 2012.

The Company recorded fair value adjustments of $-0- and $31,774 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, related to the impairment of the carrying value of its patent rights and applications.

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.	$3,000	$3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand and a from the Company’s Chairman of the Board of Directors.	3,000	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.	3,000	3,000

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.	3,000	3,000

Total notes payable, related parties	12,000	12,000
Less: current portion	12,000	12,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded imputed interest expense in the amount of $240 and $-0- for the three months ended March 31, 2013 and 2012, respectively related to notes payable, related parties.

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

Note 8 – Stockholders’ Equity

Common Stock (2013)
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

On February 27, 2013, the Company sold 500,000 shares of its common stock to the Chairman of the Board of Directors in exchange for proceeds of $25,000. Board of director compensation expense of $365,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

On February 20, 2013, the Company sold 1,000,000 shares of its common stock to a Director in exchange for proceeds of $50,000. Board of director compensation expense of $780,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

On February 20, 2013, the Company sold 1,500,000 shares of its common stock to a Director in exchange for proceeds of $75,000. Board of director compensation expense of $1,170,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

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

On February 28, 2011, the Company sold a total of 723,200 shares of the Company’s common stock at $0.10 per share, along with warrants to purchase a total of 723,200 shares of common stock at $0.10 per share over a one year period beginning from the date the Company began trading on a public stock exchange, which was August 1, 2012, in exchange for total proceeds of $72,320 to a total of eighty five independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the 723,200 common stock warrants using the Black-Scholes option-pricing model is $1,121, or $0.00155 per share, based on a 105% volatility, risk-free interest rate of 3.27% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $506. The Company was able to increase its offering price as it advanced in the development of its business, along with the progression of events that will enable it to bring the Company to a public trading platform and increase the implied value attributed to the potential liquidity to third party investors.

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

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the three months ended March 31, 2013 and 2012.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the three months ended March 31, 2013 and 2012.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the three months ended March 31, 2013 and 2012.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at March 31, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	7.2 years	$0.001	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	March 31,	December 31,
	2013	2012

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the three months ended March 31, 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.001 per warrant, and there were no series A preferred stock warrants granted during the three months ended March 31, 2013 or the year ended December 31, 2012.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, March 31, 2013	2,000,000	$0.001

Exercisable, March 31, 2013	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 10 – Common Stock Warrants

Common Stock Warrants Granted (2013)
On March 11, 2013, the Company sold warrants to purchase 10,000 shares of common stock at $0.75 per share over a one year period from the date of sale, in exchange for total proceeds of $5,000 in conjunction with the sale of 10,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 20, 2013, the Company sold warrants to purchase 5,000 shares of common stock at $0.75 per share over a one year period from the date of sale, in exchange for total proceeds of $2,500 in conjunction with the sale of 5,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 20, 2013, the Company sold warrants to purchase 20,000 shares of common stock at $0.75 per share over a one year period from the date of sale, in exchange for total proceeds of $10,000 in conjunction with the sale of 20,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 14, 2013, the Company sold warrants to purchase 60,000 shares of common stock at $0.75 per share over a one year period from the date of sale, in exchange for total proceeds of $30,000 in conjunction with the sale of 60,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 30, 2013, the Company sold warrants to purchase 15,000 shares of common stock at $0.75 per share over a one year period from the date of sale, in exchange for total proceeds of $7,500 in conjunction with the sale of 15,000 shares of common stock. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

The Company recognized a total of $7,232, and $-0- of compensation expense during the three months ended March 31, 2013 and 2012, respectively, on common stock warrants issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the warrants. The remaining unamortized balance of these warrants is $512,793 as of March 31, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

In addition, the Company recognized a total of $2,496, and $-0- of compensation expense during the three months ended March 31, 2013 and 2012, respectively, on common stock warrants issued to Directors acting in their capacity as Non-Employees or Directors. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured each period; accordingly there is no unamortized balance of these warrants.

Common Stock Warrants Cancelled
No warrants were cancelled during the three months ended March 31, 2013 and 2012.

Common Stock Warrants Expired
No warrants expired during the three months ended March 31, 2013 and 2012.

Common Stock Warrants Exercised
On March 11, 2013, there were 10,000 common stock warrants exercised in exchange for proceeds of $1,000.

A total of 710,000 and -0- common stock warrants were exercised during the year ended December 31, 2012 and 2011, respectively. The exercises resulted in the issuance of a total of 709,990 shares of common stock, including 40,000 shares that were subsequently issued on October 16, 2012 and total proceeds of $46,000 during the year ended December 31, 2012.

The following is a summary of information about the Common Stock Warrants outstanding at March 31, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	39,786,489	7.06 years	$0.1132	38,846,489	$0.0808

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	March 31,	December 31,
	2013	2012

Average risk-free interest rates	0.43%	3.27%
Average expected life (in years)	2.5	5.0

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the three months ended March 31, 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.00001 per warrant, and approximately $0.10 per warrant granted during the year ended December 31, 2011, the weighted average fair value of warrants granted during the year ended December 31, 2012 was $1.38 per warrant, and the weighted average fair value of warrants granted during the three months ended March 31, 2013 was $0.75 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	37,223,200	$0.00195
Warrants cancelled	-	-
Warrants granted	3,183,289	1.38054
Warrants exercised	(720,000)	(0.06528)
Balance, December 31, 2012	39,686,489	$0.11138
Warrants cancelled	-	-
Warrants granted	110,000	0.75
Warrants exercised	(10,000)	(0.10)
Balance, March 31, 2013	39,786,489	$0.11315

Exercisable, March 31, 2013	38,846,489	$0.08080

The Company recognized a total of $129,993 and $-0- of stock based compensation for the three months ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2013 and December 31, 2012, the Company had $532,956 and $382,142 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$186,535	$129,370

Net deferred tax assets before valuation allowance	$186,535	$129,370
Less: Valuation allowance	(186,535)	(129,370)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2013 and December 31, 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2013	2012

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Subsequent Events

The Company has not conducted any reportable subsequent events through the date of the filing of this report.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from May 10, 2010 (Inception) to December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last approximately seven months. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	83,679	-	83,679
General and administrative	2,318,400	9,503	2,308,897
Professional fees	230,431	17,429	213,002
Total operating expenses	2,632,510	26,932	2,605,578

Net operating loss	(2,632,510)	(26,932)	2,605,578
Other expense	(240)	-	240

Net loss	$(2,632,750)	$(26,932)	$2,605,818

Revenues:

The Company was established on May 10, 2010 and is in the development stage and had no revenues from the period from May 10, 2010 (inception) to March 31, 2013, as such there were no revenues.

Research and Development:

Research and development expenses were $83,679 for the three months ended March 31, 2013 compared to $-0- for the three months ended March 31, 2012, an increase of $83,679, or 100%. The increase was primarily due to research and development costs incurred during the three months ended March 31, 2013 related to the development of our patented technologies and research fees incurred with UTEP that were not incurred during the comparative three months ended March 31, 2012.

General and Administrative:

General and administrative expenses were $2,318,400 for the three months ended March 31, 2013 compared to $9,503 for the three months ended March 31, 2012, an increase of $2,308,897, or 24,297%. The increase was primarily due to stock based compensation costs of $2,315,000 from the excess fair value of a total of 3,000,000 shares of common stock sold amongst three Directors at a $0.05 per share purchase price incurred during the three months ended March 31, 2013 that were not incurred during the comparative three months ended March 31, 2012.

Professional Fees:

Professional fees expense was $230,431 for the three months ended March 31, 2013 compared to $17,429 for the three months ended March 31, 2012, an increase of $213,002, or 1,222%. The increase was primarily due to $166,443 of stock based compensation during the three months ended March 31, 2013, consisting of $129,993 of amortization of non-cash stock based compensation related to common stock warrants granted to Officers and Directors from September 28, 2012 through October 1, 2012 and $36,450 from the fair value of 50,000 shares of common stock granted on March 2, 2013 for consulting services, as well as approximately $34,000 of legal fees that were not incurred during the comparative three months ended March 31, 2012. A total of $105,762 of unamortized warrant costs as of March 31, 2013 remains unamortized and will be expensed over the implied service term, or vesting period, of the warrants.

Net Operating Loss:

Net operating loss for the three months ended March 31, 2013 was $2,632,510 or ($0.19) per share compared to a net operating loss of $26,932 for the three months ended March 31, 2012, or ($0.00) per share, an increase of $2,605,578 or 9,675%. Net operating loss increased primarily due to stock based compensation costs of $2,315,000 from the excess fair value of a total of 3,000,000 shares of common stock sold amongst three Directors at a $0.05 per share purchase price and $166,443 of non-cash stock based compensation related to common stock warrants granted to Officers and Directors, increased legal and consulting fees and increased research and development costs incurred as we increased our efforts to develop our patented technologies in the current year.

Other Expense:

Other expense for the three months ended March 31, 2013 was $240 compared to $-0- for the three months ended March 31, 2012, an increase of $240 or 100%. Other expense consisted solely of imputed interest expense on non-interest bearing debts owed to our Officers and Directors. The increase was primarily due to increased lending from our Officers and Directors that was outstanding during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net Loss:

Net loss for the three months ended March 31, 2013 was $2,632,750 or ($0.19) per share compared to a net loss of $26,932 for the three months ended March 31, 2012, or ($0.00) per share, an increase of $2,605,818 or 9,676%. Net loss increased primarily due to stock based compensation costs of $2,315,000 from the excess fair value of a total of 3,000,000 shares of common stock sold amongst three Directors at a $0.05 per share purchase price and $166,443 of non-cash stock based compensation related to common stock warrants granted to Officers and Directors, increased legal and consulting fees and increased research and development costs incurred as we increased our efforts to develop our patented technologies in the current year.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31,	December 31,
	2013	2012	Change

Cash	$173,404	$40,284	$133,120
Total Current Assets	173,967	40,353	133,614
Total Assets	176,847	43,395	133,452
Total Current Liabilities	197,680	119,161	78,519
Total Liabilities	$197,680	$119,161	$78,519

Our cash and total current assets increased because we were able to raise capital from the sale of our stock. Our total current liabilities increased primarily due to increased accounts payable. Our working capital deficit was $23,713 at March 31, 2013.

Cash Requirements

Although we had $173,404 in cash as of March 31, 2013, based on our lack of revenues, cash on hand and current monthly burn rate, around $24,000 per month, we will need to continue to raise capital from the sale of our stock and to borrow from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(72,880) for the three months ended March 31, 2013, as compared to $(22,797) for the three months ended March 31, 2012. For the three months ended March 31, 2013, the net cash used in operating activities consisted primarily of our net loss of $(2,632,750), and increase in prepaid expenses of $(494), offset by non-cash adjustments to our net loss, including $162 of depreciation expense, $240 of imputed interest on related party loans, and $2,481,443 of stock based compensation, and an increase in accounts payable of $73,345. For the three months ended March 31, 2012, the net cash used in operating activities consisted primarily of our net loss of $(26,932), plus prepaid expenses of $(562) and offset by an increase in accounts payable of $4,697.

Investments

We didn’t have any cash flows from investing activities for the three month periods ended March 31, 2013 and March 31, 2012.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2013 was $206,000, compared to $-0- for the three months ended March 31, 2012. For the three months ended March 31, 2013, our financing activities consisted of proceeds of $206,000 from the sale of common stock, including the exercise of warrants, of $1,000 and proceeds of $150,000 from stock sales to three of our Officers and Directors.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From January 9, 2013 to March 11, 2013, we issued 150,000 shares of our common stock to six investors, plus warrants to purchase an additional 150,000 shares of our common stock at a purchase price of $0.75 per share, for a period of one year, in exchange for cash consideration of $75,000. The issuances were exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933. The investors were accredited and there was no solicitation in connection with the offering.

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

On March 11, 2013, we issued 50,000 shares of our common stock to one individual for consulting services. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the individual was either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On March 11, 2013, pursuant to the exercise of warrants with one individual, we issued 10,000 shares of our common stock at $0.10 per share. The shares were registered in a Registration Statement on Form S-1, filed with the Securities and Exchange Commission and declared effective on December 13, 2011.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

There have been no events which are required to be reported under this Item.

ITEM 6	Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	Form of Directors Stock Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K dated February 20, 2013, filed with the Commission on February 27, 2013.

*
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

Premier Biomedical, Inc.

Dated: May 15, 2013		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer