Form 10-Q
period 2013-06-30
PREMIER BIOMEDICAL INC
filed 2013-08-12
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number:  000-54563

PREMIER BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2635666
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

P.O. Box 31374 El Paso, TX	79930
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (814) 786-8849

970 Lake Carillon Drive, Suite 300 St. Petersburg, FL 33716
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2013, there were 15,911,679 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets:
Cash	$45,264	$40,284
Prepaid expenses	375	69
Total current assets	45,639	40,353
Property and equipment, net	2,717	3,042
Total assets	$48,356	$43,395
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$93,769	$88,598
Accounts payable, related parties	41,975	18,563
Notes payable, related parties	12,000	12,000
Total current liabilities	147,744	119,161

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized, 15,584,479 and 12,374,479 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	156	124
Additional paid in capital	4,649,016	1,732,151
Subscriptions payable, 55,000 and 40,000 shares at June 30, 2013 and December 31, 2012, respectively	5,500	20,000
(Deficit) accumulated during development stage	(4,754,060)	(1,828,041)
Total stockholders' equity (deficit)	(99,388)	(75,766)
Total liabilities and stockholders' equity (deficit)	$48,356	$43,395

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months		May 10, 2010
	Ended June 30,		Ended June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	38,061	-	121,740	-	200,144
General and administrative	8,828	3,574	2,327,228	13,077	2,383,395
Professional fees	166,217	23,357	396,648	40,786	2,042,712
Impairment of patents	-	-	-	-	46,591
Total operating expenses	213,106	26,931	2,845,616	53,863	4,672,842
Net operating loss	(213,106)	(26,931)	(2,845,616)	(53,863)	(4,672,842)

Other expense:
Interest expense	(240)	(146)	(480)	(146)	(1,295)
Total other expenses	(240)	(146)	(480)	(146)	(1,295)

Net loss	(213,346)	(27,077)	(2,846,096)	(54,009)	(4,674,137)

Deemed dividend	(79,923)	-	(79,923)	-	(79,923)

Net loss attributable to common stockholders	$(293,269)	$(27,077)	$(2,926,019)	$(54,009)	$(4,754,060)

Weighted average number of common shares
outstanding - basic and fully diluted	15,584,479	11,451,200	14,772,324	11,451,200

Net loss per share - basic and fully diluted	$(0.02)	$(0.00)	$(0.20)	$(0.00)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							Accumulated	Total
					Additional		During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224

Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626

Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257

Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-

Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000

Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150

Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)

Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)

Imputed interest on non-interest bearing related party debts	-	-	-	-	480	-	-	480

Amortization of warrants granted for services, related parties	-	-	-	-	259,044	-	-	259,044

Modication of warrants, expiration of 190,289 warrants extended to July 23, 2013	-	-	-	-	79,923	-	(79,923)	-

Common stock issued for services	-	-	50,000	1	36,449	-	-	36,450

Common stock sold to Directors at $0.05 per share	-	-	3,000,000	30	149,970	-	-	150,000

Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,315,000	-	-	2,315,000

Exercise of warrants at $0.10 per share	-	-	10,000	-	1,000	5,500	-	6,500

Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000

Net loss for the six months ended June 30, 2013	-	-	-	-	-	-	(2,846,096)	(2,846,096)

Balance, June 30, 2013 (Unaudited)	-	$-	15,584,479	$156	$4,649,016	$5,500	$(4,754,060)	$(99,388)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months		May 10, 2010
	Ended June 30,		(inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,846,096)	$(54,009)	$(4,674,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of patents	-	-	46,591
Depreciation	325	-	526
Imputed interest on non-interest bearing related party debts	480	146	1,106
Stock based compensation	2,610,494	-	4,079,751
Decrease (increase) in assets:
Prepaid expenses	(306)	(375)	(375)
Increase (decrease) in liabilities:
Accounts payable	5,171	4,117	93,769
Accounts payable, related parties	23,412	8,037	23,552
Net cash used in operating activities	(206,520)	(42,084)	(429,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	(2,000)	(13,351)
Purchases of property and equipment	-	-	(3,243)
Net cash used in investing activities	-	(2,000)	(16,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	-	12,000	15,355
Repayments on notes payable, related parties	-	-	(3,355)
Proceeds from the sale of common stock	211,500	58,100	479,075
Net cash provided by financing activities	211,500	70,100	491,075

NET CHANGE IN CASH	4,980	26,016	45,264
CASH AT BEGINNING OF PERIOD	40,284	26,264	-

CASH AT END OF PERIOD	$45,264	$52,280	$45,264

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$-	$8,134
Deemed dividend on modification of warrants issued in equity offering	$79,923	$-

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Patent rights and applications
Patent rights and application costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are expensed as incurred.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon Inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During the six months ended June 30, 2013, the Company recognized $259,044 of compensation expense related to common stock warrants issued for services and $36,450 of compensation expense related to common stock issued for services. No stock-based compensation was recognized during the comparative six months ended June 30, 2012.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $1,764 and $-0- for the six months ended June 30, 2013 and 2012, respectively.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be recovered through future operations.

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
Notes to Financial Statements
(Unaudited)

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 has not had a material impact on our financial position or results of operations.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $4,754,060 and a working capital deficit of $102,105 as of June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $41,680 and $18,423 as of June 30, 2013 and December 31, 2012, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $295 and $140 as of June 30, 2013 and December 31, 2012, respectively, to the Company’s CEO for reimbursable expenses.

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

On June 21, 2010, the Company sold 3,000,000 founder’s shares at the par value of $0.00001 per share, at a fair value of $960, or $0.00032 per share, along with warrants to purchase 1,000,000 shares of series A convertible preferred stock at $0.001 per share over a ten year period from the date of issuance and warrants to purchase 17,000,000 shares of common stock at $0.00001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 to the Company’s CEO. The sale of these units was simply to establish the internal ownership, which occurred prior to the commencement of any operational activities or offerings to the public or friends and family members. The Company was essentially dormant from the date of formation, May 10, 2010 through the date when the unit sales occurred as part of the Company’s formation. As a result, the difference between the fair value of the shares and the cash received was not recorded as compensation expense. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The fair value of the common stock issuance to the founder using the Option-pricing Method to Allocation – Option Value by Capital Structure method is as follows:

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $-0- of amortization recorded to professional fee expense during the six months ended June 30, 2013 and 2012, respectively. The unamortized balance at June 30, 2013 was $-0-.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $-0- of amortization recorded to professional fee expense during the six months ended June 30, 2013 and 2012, respectively. The unamortized balance at June 30, 2013 was $-0-.

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $202,675 and $-0- of amortization recorded to professional fee expense during the six months ended June 30, 2013 and 2012, respectively. The unamortized balance at June 30, 2013 was $-0-.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $25,317 and $-0- of professional fee expense during the six months ended June 30, 2013 and 2012, respectively.

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as a Director. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $7,763 and $-0- of professional fee expense during the six months ended June 30, 2013 and 2012, respectively. The unamortized balance at June 30, 2013 was $-0-.

Note 4 – Patent Rights and Applications

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. As of January 1, 2013, the Company has elected to expense all of their patent rights and application costs due to difficulties associated with having to prove the value of their future economic benefits. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. During the years ended December 31, 2012 and 2011, the Company performed reviews of the carrying value of its patent rights and applications, and as a result, the Company wrote off a total book value of $31,774 and $14,817, respectively, in patent rights and applications related to discontinued pursuit of international patents, and due to the uncertainty of deriving a future economic benefit from our patents.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$45,264	$-	$-
Total assets	45,264	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$45,264	$(12,000)	$-

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$40,284	$-	$-
Total assets	40,284	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$40,284	$(12,000)	$-

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2013 or the year ended December 31, 2012.

The Company recorded fair value adjustments of $-0- and $31,774 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, related to the impairment of the carrying value of its patent rights and applications.

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.	$3,000	$3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s Chairman of the Board of Directors.	3,000	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.	3,000	3,000

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s Directors.	3,000	3,000

Total notes payable, related parties	12,000	12,000
Less: current portion	12,000	12,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded imputed interest expense in the amount of $480 and $146 for the six months ended June 30, 2013 and 2012, respectively related to notes payable, related parties.

Note 7 – Commitments and Contingencies

On May 9, 2012, we entered into a Collaborative Agreement with the University of Texas at El Paso. Pursuant to the terms of the Agreement, we will work jointly with the University to develop a series of research and development programs around our sequential-dialysis technology in the areas of Alzheimer's Disease, Traumatic Brain Injury (TBI), Chronic Pain Syndrome, Fibromyalgia, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), Blood Sepsis, Cancer, Heart Attacks and Strokes. The programs will utilize the facilities at one or more of the University of Texas’ campuses. We will pay the University’s actual overhead for the projects, a negotiated facility and administration overhead expense, and 10% of all gross revenues associated with the sale, license and/or royalties of all products and treatment procedures directly affiliated with the programs. Intellectual property jointly invented and developed as a result of the projects will be owned jointly by the University and us. The agreement has an initial term of five (5) years, and is renewable upon mutual agreement of the parties.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 8 – Stockholders’ Equity

Common Stock (2013)
On June 27, 2013, two warrant holders elected to exercise warrants consisting of a total of 20,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $2,000. The shares were subsequently issued on July 19, 2013, as such, the proceeds are presented as a subscriptions payable at June 30, 2013.

On June 21, 2013, a total of seven warrant holders elected to exercise warrants consisting of a total of 35,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $3,500. The shares were subsequently issued on July 3, 2013, as such, the proceeds are presented as a subscriptions payable at June 30, 2013.

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

On March 2, 2013, the Company granted 50,000 shares of common stock for services performed. The total fair value of the common stock was $36,450 based on the closing price of the Company’s common stock on the date of grant.

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

On various dates from August 9, 2012 through September 18, 2012, the Company issued a total of 420,000 shares of the Company’s common stock at $0.10 per share amongst a total of forty- four warrant holders, in exchange for total proceeds of $42,000 pursuant to warrant exercise notices from unit offerings previously sold on February 28, 2011.

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

On February 28, 2011, the Company sold a total of 723,200 shares of the Company’s common stock at $0.10 per share, along with warrants to purchase a total of 723,200 shares of common stock at $0.10 per share over a one year period beginning from the date the Company began trading on a public stock exchange, which was August 1, 2012, in exchange for total proceeds of $72,320 to a total of eighty-five independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the 723,200 common stock warrants using the Black-Scholes option-pricing model is $1,121, or $0.00155 per share, based on a 105% volatility, risk-free interest rate of 3.27% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $506. The Company was able to increase its offering price as it advanced in the development of its business, along with the progression of events that will enable it to bring the Company to a public trading platform and increase the implied value attributed to the potential liquidity to third party investors.

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

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the six months ended June 30, 2013 and 2012.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants expired during the six months ended June 30, 2013 and 2012.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the six months ended June 30, 2013 and 2012.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at June 30, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	6.9 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30,	December 31,
	2013	2012

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the six months ended June 30, 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.001 per warrant, and there were no series A preferred stock warrants granted during the six months ended June 30, 2013 or the year ended December 31, 2012.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, June 30, 2013	2,000,000	$0.001

Exercisable, June 30, 2013	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 10 – Common Stock Warrants

Amendment of Common Stock Warrants (2013)
On June 28, 2013, the Company extended a total of 190,289 previously granted common stock warrants issued amongst a total of ten former investors, with an exercise price of $0.50 for approximately an additional 25 days from their expiration. All other terms remained the same as originally issued. These modified warrants are fully vested and expired on July 23, 2013. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 104% and a call option value of $0.4208, was $79,923. The value immediately preceding the modification was $-0- due to their expiration. As a result, the entire $79,923 was recognized as a deemed dividend during the six months ended June 30, 2013.

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

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as a Director. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

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

The Company recognized a total of $7,232, and $-0- of compensation expense during the six months ended June 30, 2013 and 2012, respectively, on common stock warrants issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the warrants. The remaining unamortized balance of these warrants is $512,793 as of June 30, 2013.

In addition, the Company recognized a total of $2,496, and $-0- of compensation expense during the six months ended June 30, 2013 and 2012, respectively, on common stock warrants issued to Directors acting in their capacity as Non-Employees or Directors. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured each period; accordingly there is no unamortized balance of these warrants.

Common Stock Warrants Cancelled
No warrants were cancelled during the six months ended June 30, 2013 and 2012.

Common Stock Warrants Expired
No warrants expired during the six months ended June 30, 2013 and 2012.

Common Stock Warrants Exercised
On June 27, 2013, two warrant holders elected to exercise warrants consisting of a total of 20,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $2,000. The shares were subsequently issued on July 19, 2013, as such, the proceeds are presented as a subscriptions payable at June 30, 2013.

On June 21, 2013, a total of seven warrant holders elected to exercise warrants consisting of a total of 35,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $3,500. The shares were subsequently issued on July 3, 2013, as such, the proceeds are presented as a subscriptions payable at June 30, 2013.

On March 11, 2013, there were 10,000 common stock warrants exercised in exchange for proceeds of $1,000.

A total of 720,000 and -0- common stock warrants were exercised during the year ended December 31, 2012 and 2011, respectively. The exercises resulted in the issuance of a total of 719,990 shares of common stock, including 40,000 shares that were subsequently issued on October 16, 2012 and total proceeds of $46,000 during the year ended December 31, 2012.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The following is a summary of information about the Common Stock Warrants outstanding at June 30, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	39,731,489	6.82 years	$0.1131	39,731,489	$0.1131

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30,	December 31,
	2013	2012

Average risk-free interest rates	1.94%	3.27%
Average expected life (in years)	2.5	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the six months ended June 30, 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.00001 per warrant, and approximately $0.10 per warrant granted during the year ended December 31, 2011, the weighted average fair value of warrants granted during the year ended December 31, 2012 was $1.38 per warrant, and the weighted average fair value of warrants granted during the six months ended June 30, 2013 was $0.75 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	37,223,200	$0.00195
Warrants cancelled	-	-
Warrants granted	3,183,289	1.38054
Warrants exercised	(720,000)	(0.06528)
Balance, December 31, 2012	39,686,489	$0.11138
Warrants cancelled	-	-
Warrants granted	110,000	0.75
Warrants exercised	(65,000)	(0.10)
Balance, June 30, 2013	39,731,489	$0.11317

Exercisable, June 30, 2013	39,731,489	$0.11317

The Company recognized a total of $259,044 and $-0- of stock based compensation for the six months ended June 30, 2013 and 2012, respectively.

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

For the six months ended June 30, 2013 and the year ended December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2013 and December 31, 2012, the Company had $617,378 and $382,142 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$216,082	$129,370

Net deferred tax assets before valuation allowance	$216,082	$129,370
Less: Valuation allowance	(216,082)	(129,370)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2013 and December 31, 2012, respectively.

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

Note 12 – Subsequent Events

On various dates between July 2, 2013 and July 25, 2013, the Company issued a total of 222,200 shares of its common stock pursuant to warrant exercises amongst twenty-nine investors in exchange for total proceeds of $46,620.

On July 19, 2013, the Company issued a total of 20,000 shares of its common stock that were sold on June 27, 2013 pursuant to warrant exercises amongst seven investors in exchange for total proceeds of $2,000 that were presented as a subscriptions payable at June 30, 2013.

On July 15, 2013, the Company granted 50,000 shares of common for services performed. The total fair value of the common stock was $46,500 based on the closing price of the Company’s common stock on the date of grant.

On July 3, 2013, the Company issued a total of 35,000 shares of its common stock that were sold on June 21, 2013 pursuant to warrant exercises amongst seven investors in exchange for total proceeds of $3,500 that were presented as a subscriptions payable at June 30, 2013.

On July 1, 2013, the Company repaid a $3,000 short term loan from a Director. No interest was paid on the non-interest bearing loan and the debt was repaid in full.

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

On June 7, 2013, we entered into a Cooperative Research and Development Agreement (the “CRADA”) with the Clinical Investigation Regulatory Office U.S. Army Medical Research And Material Command (“CIRO”) for performing medical research, development, testing and evaluation.

The purpose of the CRADA is to outline the terms upon which we will collaborate with the U.S. Army Medical Research and Material Command at the William Beaumont Army Medical Center (“WBAMC”) on the “Clearance of Specific Immunomodulators from Cerebrospinal Fluid via Selective Dialysis”, and more specifically, on targeting the prevention of suicidal ideation and clinical depression, and to assist in the creation of antibodies in order to obtain a decrease in the neuropathologic findings in traumatic brain injury.

Our obligation under the CRADA, in addition to providing the basis for the study, is to cover approximately $10,000 in costs, while the U.S. Army Medical Research and Material Command will provide equipment, materials and services. The CRADA can be terminated by either party pursuant to thirty (30) days’ notice, or work will cease upon completion of the study, exhaustion of funds, termination, or July 31, 2016, whichever occurs first. We have the initial operation to file patent applications on all inventions jointly development during the term of the CRADA.

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

Results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	38,061	-	38,061
General and administrative	8,828	3,574	5,254
Professional fees	166,217	23,357	142,860
Total operating expenses	213,106	26,931	186,175

Net operating loss	(213,106)	(26,931)	186,175
Other expense	(240)	(146)	94

Net loss	$(213,346)	$(27,077)	$186,269

Revenues:

The Company was established on May 10, 2010, is in the development stage, and had no revenues from the period from May 10, 2010 (Inception) to June 30, 2013.

Research and Development:

Research and development expenses were $38,061 for the three months ended June 30, 2013 compared to $-0- for the three months ended June 30, 2012, an increase of $38,061. The increase was primarily due to research and development costs incurred during the three months ended June 30, 2013 related to the development of our patented technologies and research fees incurred with University of Texas at El Paso (UTEP) and CIRO that were not incurred during the comparative three months ended June 30, 2012.

General and Administrative:

General and administrative expenses were $8,828 for the three months ended June 30, 2013 compared to $3,574 for the three months ended June 30, 2012, an increase of $5,254, or 147%. The increase was primarily due to increased regulatory costs incurred pursuant to compliance with the new extensible business reporting language (“XBRL”) associated with our public reporting requirements incurred during the three months ended June 30, 2013 that were not incurred during the comparative three months ended June 30, 2012.

Professional Fees:

Professional fees expense was $166,217 for the three months ended June 30, 2013 compared to $23,357 for the three months ended June 30, 2012, an increase of $142,860, or 612%. The increase was primarily due to $129,051 from amortization of non-cash stock based compensation related to common stock warrants granted to Officers and Directors from September 28, 2012 through October 1, 2012 during the three months ended June 30, 2013 that were not incurred during the comparative three months ended June 30, 2012.

Net Operating Loss:

Net operating loss for the three months ended June 30, 2013 was $213,106 or ($0.01) per share compared to a net operating loss of $26,931 for the three months ended June 30, 2012, or ($0.00) per share, an increase of $186,175 or 691%. Net operating loss increased primarily due to $129,051 of stock based compensation costs and $38,061 of increased research and development costs incurred as we commenced our efforts to develop our patented technologies in the current year.

Other Expense:

Other expense for the three months ended June 30, 2013 was $240 compared to $146 for the three months ended June 30, 2012, an increase of $94 or 64%. Other expense consisted solely of imputed interest expense on non-interest bearing debts owed to our Officers and Directors. The increase was primarily due to increased lending from our Officers and Directors that was outstanding during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net Loss:

Net loss for the three months ended June 30, 2013 was $213,346 or ($0.01) per share compared to a net loss of $27,077 for the three months ended June 30, 2012, or ($0.00) per share, an increase of $186,269 or 688%. Net loss increased primarily due to $129,051 of stock based compensation costs and $38,061 of increased research and development costs incurred as we commenced our efforts to develop our patented technologies in the current year.

Results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	121,740	-	121,740
General and administrative	2,327,228	13,077	2,314,151
Professional fees	396,648	40,786	355,862
Total operating expenses	2,845,616	53,863	2,791,753

Net operating loss	(2,845,616)	(53,863)	2,791,753
Other expense	(480)	(146)	334

Net loss	$(2,846,096)	$(54,009)	$2,792,087

Revenues:

The Company was established on May 10, 2010, is in the development stage, and had no revenues from the period from May 10, 2010 (inception) to June 30, 2013.

Research and Development:

Research and development expenses were $121,740 for the six months ended June 30, 2013 compared to $-0- for the six months ended June 30, 2012, an increase of $121,740. The increase was primarily due to research and development costs incurred during the six months ended June 30, 2013 related to the development of our patented technologies and research fees incurred with UTEP and CIRO that were not incurred during the comparative six months ended June 30, 2012.

General and Administrative:

General and administrative expenses were $2,327,228 for the six months ended June 30, 2013 compared to $13,077 for the six months ended June 30, 2012, an increase of $2,314,151, or 17,696%. The increase was primarily due to stock based compensation costs of $2,315,000 from the excess fair value of a total of 3,000,000 shares of common stock sold amongst three Directors at a $0.05 per share purchase price incurred during the six months ended June 30, 2013 that was not incurred during the comparative six months ended June 30, 2012.

Professional Fees:

Professional fees expense was $396,648 for the six months ended June 30, 2013 compared to $40,786 for the six months ended June 30, 2012, an increase of $355,862, or 873%. The increase was primarily due to $215,571 of stock based compensation during the six months ended June 30, 2013, consisting of $259,044 from amortization of non-cash stock based compensation related to common stock warrants granted to Officers and Directors from September 28, 2012 through October 1, 2012 and $36,450 from the fair value of 50,000 shares of common stock granted on March 2, 2013 for consulting services and approximately $60,000 of legal and consulting fees that were not incurred during the comparative six months ended June 30, 2012.

Net Operating Loss:

Net operating loss for the six months ended June 30, 2013 was $2,845,616 or ($0.19) per share compared to a net operating loss of $53,863 for the six months ended June 30, 2012, or ($0.00) per share, an increase of $2,791,753 or 5,183%. Net operating loss increased primarily due to stock based compensation costs of $2,315,000 from the excess fair value of a total of 3,000,000 shares of common stock sold amongst three Directors at a $0.05 per share purchase price, $215,571 of non-cash stock based compensation, $121,740 of increased research and development costs and an approximate increase of $60,000 in legal and consulting fees during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Other Expense:

Other expense for the six months ended June 30, 2013 was $480 compared to $146 for the six months ended June 30, 2012, an increase of $334, or 229%. Other expense consisted solely of imputed interest expense on non-interest bearing debts owed to our Officers and Directors. The increase was primarily due to increased lending from our Officers and Directors that was outstanding during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net Loss:

Net loss for the six months ended June 30, 2013 was $2,846,096 or ($0.19) per share compared to a net loss of $54,009 for the six months ended June 30, 2012, or ($0.00) per share, an increase of $2,792,087 or 5,170%. Net loss increased primarily due to stock based compensation costs of $2,315,000 from the excess fair value of a total of 3,000,000 shares of common stock sold amongst three Directors at a $0.05 per share purchase price, $215,571 of non-cash stock based compensation, $121,740 of increased research and development costs and an approximate increase of $60,000 in legal and consulting fees during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30,	December 31,
	2013	2012	Change

Cash	$45,264	$40,284	$4,980
Total Current Assets	45,639	40,353	5,286
Total Assets	48,356	43,395	4,961
Total Current Liabilities	147,744	119,161	28,583
Total Liabilities	$147,744	$119,161	$28,583

Our cash and total current assets increased because we were able to raise capital from the sale of our stock. Our total current liabilities increased primarily due to increased accounts payable. Our working capital deficit was $102,105 at June 30, 2013.

Cash Requirements

Although we had $45,264 in cash as of June 30, 2013, based on our lack of revenues, cash on hand and current monthly burn rate of approximately $34,000 per month, we will need to continue to raise capital from the sale of our stock and to borrow from our shareholders and other related parties to fund operations.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(206,520) for the six months ended June 30, 2013, as compared to $(42,084) for the six months ended June 30, 2012. For the six months ended June 30, 2013, the net cash used in operating activities consisted primarily of our net loss of $(2,846,096), and increase in prepaid expenses of $(306), offset by non-cash adjustments to our net loss, including $325 of depreciation expense, $480 of imputed interest on related party loans, and $2,610,494 of stock based compensation, and an increase in accounts payable of $28,583. For the six months ended June 30, 2012, the net cash used in operating activities consisted primarily of our net loss of $(54,009), plus prepaid expenses of $(375), as offset by $146 of imputed interest on related party loans and an increase in accounts payable of $12,154.

Investments

We did not have any cash flows from investing activities for the six month period ended June 30, 2013 and used cash of $2,000 from payments on patent rights and applications during the six month period ended June 30, 2012.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2013 was $211,500, compared to $70,100 for the six months ended June 30, 2012. For the six months ended June 30, 2013, our financing activities consisted of proceeds of $211,500 from the sale of common stock, including the exercise of warrants, of $6,500 and proceeds of $150,000 from stock sales to six of our Officers and Directors. For the six months ended June 30, 2012, our financing activities consisted of proceeds of $58,100 from the sale of common stock and proceeds of $12,000 from short term loans by our Officers and Directors.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

Effective on June 7, 2013, we entered into a Cooperative Research and Development Agreement with the Clinical Investigation Regulatory Office U.S. Army Medical Research And Material Command (the “CRADA”) for performing medical research, development, testing and evaluation as described in a Statement of Work (“SOW”) attached thereto.

The purpose of the CRADA is to outline the terms upon which we will collaborate with the U.S. Army Medical Research and Material Command at the William Beaumont Army Medical Center (“WBAMC”) on the “Clearance of Specific Immunomodulators from Cerebrospinal Fluid via Selective Dialysis”, and more specifically, on targeting the prevention of suicidal ideation and clinical depression, and to assist in the creation of antibodies in order to obtain a decrease in the neuropathologic findings in traumatic brain injury.  According to the SOW attached to the CRADA, patients at the WBAMC with traumatic brain injuries will eventually benefit through a decrease in the neuropathologic findings in traumatic brain injury, as the study will show the efficacy of the utilization of a sequential dialysis methodology in order to achieve a reduction in pathology and symptomatology in traumatic brain injury patients.

Our obligation under the CRADA, in addition to providing the basis for the study, is to cover approximately $10,000 in costs, while the U.S. Army Medical Research and Material Command will provide equipment, material and services.  The CRADA can be terminated by either party on thirty (30) days’ notice, with the SOW specifying that work will cease upon completion of the study, exhaustion of funds, termination, or July 31, 2016, whichever occurs first.  We have the initial operation to file patent applications on all inventions jointly developed during the term of the CRADA.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	Cooperative Research and Development Agreement with U.S. Army Medical Research and Material Command

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 12, 2013.

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

Premier Biomedical, Inc.

Dated: August 12, 2013	/s/ William A. Hartman
By: William A. Hartman
Its: Chief Executive Officer