Form 10-Q
period 2013-09-30
PREMIER BIOMEDICAL INC
filed 2013-11-12
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2013, there were 18,005,819 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$73,718	$40,284
Prepaid expenses	187	69
Total current assets	73,905	40,353

Property and equipment, net	3,922	3,042

Total assets	$77,827	$43,395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$98,954	$88,598
Accounts payable, related parties	64,547	18,563
Accrued interest	279	-
Convertible note payable, net of discount of $19,151 and $-0-, respectively	7,349	-
Notes payable, related parties	9,000	12,000
Total current liabilities	180,129	119,161

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares
authorized, 17,211,679 and 12,374,479 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	172	124
Additional paid in capital	5,684,896	1,732,151
Subscriptions payable, -0- and 40,000 shares at
September 30, 2013 and December 31, 2012, respectively	-	20,000
(Deficit) accumulated during development stage	(5,787,370)	(1,828,041)
Total stockholders' equity (deficit)	(102,302)	(75,766)

Total liabilities and stockholders' equity (deficit)	$77,827	$43,395

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					May 10, 2010
	For the Three Months		For the Nine Months		(inception) to
	Ended September 30,		Ended September 30,		September 30
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	58,473	-	180,213	-	258,617
General and administrative	666,936	17,265	2,994,164	30,342	3,050,331
Professional fees	299,857	41,041	696,505	81,827	2,342,569
Impairment of patents	-	-	-	-	46,591
Total operating expenses	1,025,266	58,306	3,870,882	112,169	5,698,108

Net operating loss	(1,025,266)	(58,306)	(3,870,882)	(112,169)	(5,698,108)

Other expense:
Interest expense	(8,044)	(239)	(8,524)	(385)	(9,339)
Total other expenses	(8,044)	(239)	(8,524)	(385)	(9,339)

Net loss	(1,033,310)	(58,545)	(3,879,406)	(112,554)	(5,707,447)

Deemed dividend	-	-	(79,923)	-	(79,923)

Net loss attributable to common stockholders	$(1,033,310)	$(58,545)	$(3,959,329)	$(112,554)	$(5,787,370)

Weighted average number of common shares
outstanding - basic and fully diluted	15,920,418	11,922,156	15,159,228	11,609,331

Net loss per share - basic and fully diluted	$(0.06)	$(0.00)	$(0.26)	$(0.01)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							Accumulated	Total
					Additional		During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224

Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626

Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257

Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-

Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000

Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150

Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)

Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)

Imputed interest on non-interest bearing related party debts	-	-	-	-	660	-	-	660

Amortization of warrants granted for services, related parties	-	-	-	-	259,044	-	-	259,044

Amortization of warrants granted for services	-	-	-	-	3,860	-	-	3,860

Modication of warrants, expiration of 190,289 warrants extended to July 23, 2013	-	-	-	-	79,923	-	(79,923)	-

Common stock issued for services	-	-	400,000	4	292,946	-	-	292,950

Common stock sold to Directors at $0.05 per share	-	-	4,000,000	40	199,960	-	-	200,000

Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,965,000	-	-	2,965,000

Exercise of warrants at $0.50 per share	-	-	61,000	1	30,499	-	-	30,500

Exercise of warrants at $0.10 per share	-	-	226,200	2	22,618	-	-	22,620

Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000

Beneficial conversion feature of convertible note	-	-	-	-	23,236	-	-	23,236

Net loss for the nine months ended September 30, 2013	-	-	-	-	-	-	(3,879,406)	(3,879,406)

Balance, September 30, 2013 (Unaudited)	-	$-	17,211,679	$172	$5,684,896	$-	$(5,787,370)	$(102,302)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			May 10, 2010
	For the Nine Months		(inception) to
	Ended September 30,		September 30
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,879,406)	$(112,554)	$(5,707,447)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment of patents	-	-	46,591
Depreciation	534	60	735
Imputed interest on non-interest bearing related party debts	660	385	1,286
Amortization of debt discount	4,085	-	4,085
Stock based compensation	3,520,854	9,728	4,990,111
Decrease (increase) in assets:
Prepaid expenses	(118)	(187)	(187)
Increase (decrease) in liabilities:
Accounts payable	10,356	28,134	98,954
Accounts payable, related parties	45,984	1,664	46,124
Accrued interest	279	-	279
Net cash used in operating activities	(296,772)	(72,770)	(519,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	(6,293)	(13,351)
Purchases of property and equipment	(1,414)	(2,406)	(4,657)
Net cash used in investing activities	(1,414)	(8,699)	(18,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	26,500	-	26,500
Proceeds from notes payable, related parties	-	12,000	15,355
Repayments on notes payable, related parties	(3,000)	-	(6,355)
Proceeds from the sale of common stock	308,120	116,650	575,695
Net cash provided by financing activities	331,620	128,650	611,195

NET CHANGE IN CASH	33,434	47,181	73,718
CASH AT BEGINNING OF PERIOD	40,284	26,264	-

CASH AT END OF PERIOD	$73,718	$73,445	$73,718

SUPPLEMENTAL INFORMATION:
Interest paid	$3,500	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$-	$15,404
Discount on beneficial conversion feature on convertible note	$23,236	$-
Cashless exercise of common stock warrants, 250,000 warrants exercised	$-	$3
Deemed dividend on modification of warrants issued in equity offering	$79,923	$-

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During the nine months ended September 30, 2013, the Company recognized $262,904 of compensation expense related to common stock warrants issued for services, and $3,257,950 of compensation expense related to common stock issued for services, including $2,965,000 attributed to the fair value of stock sold to related parties in excess of the proceeds received. During the comparative nine months ended September 30, 2012, the Company recognized $9,728 of compensation expense related to common stock warrants issued for services.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $5,482 and $1,795 for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such assets will not be recovered through future operations.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $5,787,370 and a working capital deficit of $106,224 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $63,305 and $18,423 as of September 30, 2013 and December 31, 2012, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $1,242 and $140 as of September 30, 2013 and December 31, 2012, respectively, to the Company’s CEO for reimbursable expenses.

Notes Payable
The Company has received short term loans from officers and directors as disclosed in Note 6 below.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Common Stock
On September 25, 2013, the Company sold 1,000,000 shares of its common stock to a Director in exchange for proceeds of $50,000. Board of director compensation expense of $650,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

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

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $1,040 of amortization recorded to professional fee expense during the nine months ended September 30, 2013 and 2012, respectively. The unamortized balance at September 30, 2013 was $-0-.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event.The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $1,040 of amortization recorded to professional fee expense during the nine months ended September 30, 2013 and 2012, respectively. The unamortized balance at September 30, 2013 was $-0-.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $202,675 and $4,458- of amortization recorded to professional fee expense during the nine months ended September 30, 2013 and 2012, respectively. The unamortized balance at September 30, 2013 was $-0-.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $25,317 and $2,496 of professional fee expense during the nine months ended September 30, 2013 and 2012, respectively.

On September 28, 2012, the Company granted common stock warrants to one of the directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their service as a director. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $7,763 and $694 of professional fee expense during the nine months ended September 30, 2013 and 2012, respectively. The unamortized balance at September 30, 2013 was $-0-.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$73,718	$-	$-
Total assets	73,718	-	-
Liabilities
Convertible note payable, net of discount	-	7,349	-
Notes payable, related parties	-	9,000	-
Total liabilities	-	16,349	-
	$73,718	$(16,349)	$-

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$40,284	$-	$-
Total assets	40,284	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$40,284	$(12,000)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2013 or the year ended December 31, 2012.

The Company recorded fair value adjustments of $-0- and $31,774 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, related to the impairment of the carrying value of its patent rights and applications.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 6 – Convertible Note Payable

Convertible note payable consists of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012

On August 13, 2013, the Company received an unsecured loan in the amount of $26,500, bearing interest at 8%, maturing on May 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the two (2) lowest closing bid prices of the Common Stock during the ten (10) trading day period ending one trading day prior to the date the Conversion Notice is delivered, or $0.01 per share, whichever is greater.	$26,500	$-

Total convertible note payable	26,500	-
Less: unamortized discount on beneficial conversion feature	(19,151)	-
Convertible note payable	7,349	-
Less: current portion	7,349	-
Convertible note payable, less current portion	$-	$-

The Company recognized interest expense in the amount of $279 and $-0- for the nine months ended September 30, 2013 and 2012, respectively, related to the convertible debt.

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $23,236 and $-0- during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the nine months ended September 30, 2013 and 2012, the Company recorded debt amortization expense in the amount of $4,085 and $-0-, respectively, attributed to the aforementioned debt discount.

The convertible note, consisting of total original face values of $26,500 from LG Capital Funding, LLC that created the beneficial conversion feature carries a default provision that places a “maximum share amount” on the note holder that can be owned as a result of the conversions to common stock by the note holder of 4.99% of the issued and outstanding shares of the Company.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.	$3,000	$3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand and a from the Company’s Chairman of the Board of Directors.	3,000	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors. The loan was repaid in full on July 2, 2013.	-	3,000

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors.	3,000	3,000

Total notes payable, related parties	9,000	12,000
Less: current portion	9,000	12,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded imputed interest expense in the amount of $660 and $385 for the nine months ended September 30, 2013 and 2012, respectively related to notes payable, related parties.

Note 8 – Commitments and Contingencies

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 9 – Stockholders’ Equity

Convertible Preferred Stock, Series A
The Company has 10,000,000 authorized shares of Preferred Stock, of which 2,000,000 shares of $0.001 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”) have been designated. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share into one (1) fully paid and non-assessable share of Common Stock. Each outstanding share of Series A Preferred Stock is entitled to one hundred (100) votes per share on all matters to which the shareholders of the Corporation are entitled or required to vote. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions. No shares of Series A Preferred Stock have been granted to date.

Common Stock
The Company has 300,000,000 authorized shares of $0.00001 par value Common Stock.

Common Stock (2013)
On September 25, 2013, the Company sold 1,000,000 shares of its common stock to a Director in exchange for proceeds of $50,000. Board of director compensation expense of $650,000 was recognized due to the fair value of the shares in excess of the $0.05 per share purchase price.

On September 25, 2013, the Company granted 300,000 shares of common stock for services performed. The total fair value of the common stock was $210,000 based on the closing price of the Company’s common stock on the date of grant.

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

On various dates between July 2, 2013 and July 25, 2013, the Company issued a total of 61,000 shares of its common stock pursuant to warrant exercises at $0.50 per share amongst eight investors in exchange for total proceeds of $30,500.

On various dates between July 6, 2013 and July 25, 2013, the Company issued a total of 161,200 shares of its common stock pursuant to warrant exercises at $0.10 per share amongst twenty one investors in exchange for total proceeds of $16,120.

On July 3, 2013, the Company issued a total of 35,000 shares of its common stock that were sold on June 21, 2013 pursuant to warrant exercises amongst seven investors in exchange for total proceeds of $3,500 that were presented as a subscriptions payable at June 30, 2013.

On June 27, 2013, two warrant holders elected to exercise warrants consisting of a total of 20,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $2,000. The shares were subsequently issued on July 19, 2013, as such, the proceeds were presented as a subscriptions payable at June 30, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On June 21, 2013, a total of seven warrant holders elected to exercise warrants consisting of a total of 35,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $3,500. The shares were subsequently issued on July 3, 2013, as such, the proceeds were presented as a subscriptions payable at June 30, 2013.

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

Common Stock (2012)
On December 31, 2012, the Company sold 40,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $20,000. The shares were subsequently issued on January 9, 2013, as such, the proceeds were presented as a subscriptions payable at December 31, 2012.

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

Beneficial Conversion Feature
On August 13, 2013, the Company entered into a convertible promissory note with LG Capital Funding, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.3737 below the market price of $0.80 on the August 13, 2013 origination date resulted in a debt discount value of $23,236 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 10 – Series A Convertible Preferred Stock Warrants

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

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the nine months ended September 30, 2013 and 2012.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants expired during the nine months ended September 30, 2013 and 2012.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the nine months ended September 30, 2013 and 2012.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at September 30, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	6.7 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	December 31,
	2013	2012

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the nine months ended September 30, 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.001 per warrant, and there were no series A preferred stock warrants granted during the nine months ended September 30, 2013 or the year ended December 31, 2012.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, September 30, 2013	2,000,000	$0.001

Exercisable, September 30, 2013	2,000,000	$0.001

Note 11 – Common Stock Warrants

Amendment of Common Stock Warrants (2013)
On June 28, 2013, the Company extended a total of 190,289 previously granted common stock warrants issued amongst a total of ten former investors, with an exercise price of $0.50 for approximately an additional 25 days from their expiration. All other terms remained the same as originally issued. These modified warrants are fully vested and expired on July 23, 2013. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 32% and a call option value of $0.4200, was $79,923. The value immediately preceding the modification was $-0- due to their expiration. As a result, the entire $79,923 was recognized as a deemed dividend on June 28, 2013.

Common Stock Warrants Granted (2013)
On September 25, 2013, the Company granted common stock warrants to an independent contractor to purchase a total of 300,000 shares of common stock at $0.96 per share for consulting services. The warrants vest monthly in 50,000 increments over six months commencing on October 1, 2013. The warrants are exercisable over three (3) years from October 1, 2013. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The fair value of the 300,000 common stock warrants using the Black-Scholes option-pricing model is $121,212, or $0.4040 per share as of September 30, 2013, based on a volatility rate of 104%, a risk-free interest rate of 0.63% and an expected term of 3 years.

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

Common Stock Warrants Granted (2012)
On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $153,615, or $0.7315 per share as of September 30, 2012, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years.

On September 28, 2012, the Company granted common stock warrants to one of the directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as a director. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants.

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

The Company recognized a total of $233,727, and $7,232 of compensation expense during the nine months ended September 30, 2013 and 2012, respectively, on common stock warrants issued to employees and directors that were amortized over the implied service term, or vesting period, of the warrants. These warrants were fully amortized as of September 30, 2013.

In addition, the Company recognized a total of $25,317, and $2,496 of compensation expense during the nine months ended September 30, 2013 and 2012, respectively, on common stock warrants issued to directors acting in their capacity as non-employees or directors. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured each period; accordingly there is no unamortized balance of these warrants.

The Company also recognized a total of $3,860, and $-0- of compensation expense during the nine months ended September 30, 2013 and 2012, respectively, on common stock warrants issued to independent contractors acting in their capacity as Non-Employees. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured each period; accordingly there is no unamortized balance of these warrants.

Common Stock Warrants Cancelled
No warrants were cancelled during the nine months ended September 30, 2013 and 2012.

Common Stock Warrants Expired
A total of 169,289 and -0- warrants expired during the nine months ended September 30, 2013 and 2012, respectively.

Common Stock Warrants Exercised
On various dates between July 2, 2013 and July 25, 2013, the Company issued a total of 61,000 shares of its common stock pursuant to warrant exercises at $0.50 per share amongst eight investors in exchange for total proceeds of $30,500.

On various dates between July 6, 2013 and July 25, 2013, the Company issued a total of 161,200 shares of its common stock pursuant to warrant exercises at $0.10 per share amongst twenty one investors in exchange for total proceeds of $16,120.

On June 27, 2013, two warrant holders elected to exercise warrants consisting of a total of 20,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $2,000. The shares were subsequently issued on July 19, 2013, as such, the proceeds were presented as a subscriptions payable at June 30, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On June 21, 2013, a total of seven warrant holders elected to exercise warrants consisting of a total of 35,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $3,500. The shares were subsequently issued on July 3, 2013, as such, the proceeds were presented as a subscriptions payable at June 30, 2013.

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

The following is a summary of information about the Common Stock Warrants outstanding at September 30, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of	Shares Underlying	Weighted Average Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	39,640,000	6.61 years	$0.1177	39,340,000	$0.1112

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	December 31,
	2013	2012

Average risk-free interest rates	0.63%	3.27%
Average expected life (in years)	3.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the nine months ended September 30, 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from May 10, 2010 (inception) to December 31, 2010 was approximately $0.00001 per warrant, and approximately $0.10 per warrant granted during the year ended December 31, 2011, the weighted average fair value of warrants granted during the year ended December 31, 2012 was $1.38 per warrant, and the weighted average fair value of warrants granted during the nine months ended September 30, 2013 was $0.9037 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	37,223,200	$0.00195
Warrants expired	-	-
Warrants granted	3,183,289	1.38054
Warrants exercised	(720,000)	(0.06528)
Balance, December 31, 2012	39,686,489	$0.11138
Warrants expired	(169,289)	(0.4362)
Warrants granted	410,000	0.9037
Warrants exercised	(287,200)	(0.1850)
Balance, September 30, 2013	39,640,000	$0.1177

Exercisable, September 30, 2013	39,640,000	$0.1177

The Company recognized a total of $262,904 and $9,728 of stock based compensation on common stock warrants for the nine months ended September 30, 2013 and 2012, respectively, in addition to $79,923 that was recognized as a deemed dividend on June 28, 2013 pursuant to the extension of a total of 190,289 previously granted common stock warrants issued amongst ten former investors, with an exercise price of $0.50 for approximately an additional 25 days from their expiration.

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2013 and December 31, 2012, the Company had $740,198 and $382,142 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$259,070	$129,370

Net deferred tax assets before valuation allowance	$259,070	$129,370
Less: Valuation allowance	(259,070)	(129,370)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2013 and December 31, 2012, respectively.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 13 – Subsequent Events

On November 6, 2013, the company repaid the convertible note with LG Capital Funding, LLC in full with a payment of $33,788, consisting of $26,500 of principal, $530 of interest, and $6,758 as a prepayment penalty.

On October 31, 2013, the Company granted 10,000 shares of common stock for services performed. The total fair value of the common stock was $7,400 based on the closing price of the Company’s common stock on the date of grant.

On October 31, 2013, the Company granted 25,000 shares of common stock for services performed. The total fair value of the common stock was $18,500 based on the closing price of the Company’s common stock on the date of grant.

On October 31, 2013, the Company granted 391,398 shares of common stock to Kodiak Capital Group, LLC as a commitment fee for a potential future financing. The total fair value of the common stock was $289,635 based on the closing price of the Company’s common stock on the date of grant.

On October 31, 2013, the Company granted 167,742 shares of common stock to Manners, Inc. as a commitment fee for a potential future financing by Kodiak Capital Group, LLC. The total fair value of the common stock was $124,129 based on the closing price of the Company’s common stock on the date of grant.

On October 17, 2013, the Company granted 200,000 shares of common stock for services performed. The total fair value of the common stock was $140,000 based on the closing price of the Company’s common stock on the date of grant.

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

UTEP Collaborative Agreement

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

U.S. Army CRADA

On June 7, 2013, we entered into a Cooperative Research and Development Agreement (the “CRADA”) with the Clinical Investigation Regulatory Office U.S. Army Medical Research and Material Command (“CIRO”) for performing medical research, development, testing and evaluation.

The purpose of the CRADA is to outline the terms upon which we will collaborate with the U.S. Army Medical Research and Material Command at the William Beaumont Army Medical Center (“WBAMC”) on the “Clearance of Specific Immunomodulators from Cerebrospinal Fluid via Selective Dialysis”, and more specifically targeting the prevention of suicidal ideation and clinical depression, and to assist in the creation of antibodies in order to obtain a decrease in the neuropathologic findings in traumatic brain injury.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from May 10, 2010 (Inception) to December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last approximately two months. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	58,473	-	58,473
General and administrative	666,936	17,265	649,671
Professional fees	299,857	41,041	258,816
Total operating expenses	1,025,266	58,306	966,960

Net operating loss	(1,025,266)	(58,306)	966,960
Other expense	(8,044)	(239)	7,805

Net loss	$(1,033,310)	$(58,545)	$974,765

Revenues:

The Company was established on May 10, 2010 and is in the development stage and had no revenues from the period from May 10, 2010 (inception) to September 30, 2013.

Research and Development:

Research and development expenses were $58,473 for the three months ended September 30, 2013 compared to $-0- for the three months ended September 30, 2012, an increase of $58,473. The increase was primarily due to research and development costs incurred during the three months ended September 30, 2013 related to the development of our patented technologies and research fees incurred with UTEP and CIRO that were not incurred during the comparative three months ended September 30, 2012.

General and Administrative:

General and administrative expenses were $666,936 for the three months ended September 30, 2013 compared to $17,265 for the three months ended September 30, 2012, an increase of $649,671, or 3,763%. The increase was primarily due to non-cash board of director compensation expense of $650,000 that was recognized due to the excess fair value of 1,000,000 shares of common stock sold at $0.05 per share during the three months ended September 30, 2013 that were not incurred during the comparative three months ended September 30, 2012.

Professional Fees:

Professional fees expense was $299,857 for the three months ended September 30, 2013 compared to $41,041 for the three months ended September 30, 2012, an increase of $258,816, or 631%. The increase was primarily due to $256,500 of non-cash stock based compensation related to a total of 350,000 shares of common stock granted to independent contractors during the three months ended September 30, 2013 that were not incurred during the comparative three months ended September 30, 2012.

Net Operating Loss:

Net operating loss for the three months ended September 30, 2013 was $1,025,266 or ($0.06) per share compared to a net operating loss of $58,306 for the three months ended September 30, 2012, or ($0.00) per share, an increase of $966,960 or 1,658%. Net operating loss increased primarily due to $906,500 of non-cash stock based compensation costs and $58,473 of increased research and development costs incurred as we commenced our efforts to develop our patented technologies in the current year.

Other Expense:

Other expense for the three months ended September 30, 2013 was $8,044 compared to $239 for the three months ended September 30, 2012, an increase of $7,805 or 3,266%. Other expense consisted of $180 of imputed interest expense on non-interest bearing debts owed to our officers and directors, $279 of accrued interest and $3,500 of finance costs on a convertible note payable, and $4,085 of amortization expense on the debt discount related to the beneficial conversion feature of the convertible promissory note. The increase was primarily due to increased lending obtained pursuant to a convertible promissory note entered into on August 13, 2013 that was outstanding during the three months ended September 30, 2013 that was not outstanding during the comparative three months ended September 30, 2012.

Net Loss:

Net loss for the three months ended September 30, 2013 was $1,033,310 or ($0.06) per share compared to a net loss of $58,545 for the three months ended September 30, 2012, or ($0.00) per share, an increase of $974,765 or 1,665%. Net loss increased primarily due to $906,500 of stock based compensation costs, $58,473 of increased research and development costs incurred as we commenced our efforts to develop our patented technologies and $7,864 of interest and finance costs incurred during the three months ended September 30, 2013 that were not incurred during the comparative three months ended September 30, 2012.

Results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	180,213	-	180,213
General and administrative	2,994,164	30,342	2,963,822
Professional fees	696,505	81,827	614,678
Total operating expenses	3,870,882	112,169	3,758,713

Net operating loss	(3,870,882)	(112,169)	3,758,713
Other expense	(8,524)	(385)	8,139

Net loss	$(3,879,406)	$(112,554)	$3,766,852

Revenues:

The Company was established on May 10, 2010 and is in the development stage and had no revenues from the period from May 10, 2010 (inception) to September 30, 2013.

Research and Development:

Research and development expenses were $180,213 for the nine months ended September 30, 2013 compared to $-0- for the nine months ended September 30, 2012, an increase of $180,213. The increase was primarily due to research and development costs incurred during the nine months ended September 30, 2013 related to the development of our patented technologies and research fees incurred with UTEP and CIRO that were not incurred during the comparative nine months ended September 30, 2012.

General and Administrative:

General and administrative expenses were $2,994,164 for the nine months ended September 30, 2013 compared to $30,342 for the nine months ended September 30, 2012, an increase of $2,963,822, or 9,768%. The increase was primarily due to stock based compensation costs of $2,965,000 from the excess fair value of a total of 4,000,000 shares of common stock sold amongst four directors at a $0.05 per share purchase price incurred during the nine months ended September 30, 2013 that were not incurred during the comparative nine months ended September 30, 2012.

Professional Fees:

Professional fees expense was $696,505 for the nine months ended September 30, 2013 compared to $81,827 for the nine months ended September 30, 2012, an increase of $614,678, or 751%. The increase was primarily due to $555,854 of stock based compensation during the nine months ended September 30, 2013, consisting of $259,044 of amortization of non-cash stock based compensation related to common stock warrants granted to officers and directors from September 28, 2012 through October 1, 2012, $3,860 of amortization of non-cash stock based compensation related to common stock warrants granted to independent consultants, $292,950 from the fair value of 400,000 shares of common stock granted for consulting services, and an increase of approximately $60,000 of legal and consulting fees that were not incurred during the comparative nine months ended September 30, 2012.

Net Operating Loss:

Net operating loss for the nine months ended September 30, 2013 was $3,870,882 or ($0.26) per share compared to a net operating loss of $112,169 for the nine months ended September 30, 2012, or ($0.01) per share, an increase of $3,758,713 or 3,351%. Net operating loss increased primarily due to stock based compensation costs of $2,965,000 from the excess fair value of a total of 4,000,000 shares of common stock sold amongst four directors at a $0.05 per share purchase price, $555,854 of non-cash stock based compensation, $180,213 of increased research and development costs and an approximate increase of $60,000 of legal and consulting fees during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other Expense:

Other expense for the nine months ended September 30, 2013 was $8,524 compared to $385 for the nine months ended September 30, 2012, an increase of $8,139, or 2,114%. Other expense consisted of $660 of imputed interest expense on non-interest bearing debts owed to our officers and directors, $279 of accrued interest and $3,500 of finance costs on a convertible note payable, and $4,085 of amortization expense on the debt discount related to the beneficial conversion feature of the convertible promissory note. The increase was primarily due to increased lending obtained pursuant to a convertible promissory note entered into on August 13, 2013 that was outstanding during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net Loss:

Net loss for the nine months ended September 30, 2013 was $3,879,406 or ($0.26) per share compared to a net loss of $112,554 for the nine months ended September 30, 2012, or ($0.01) per share, an increase of $3,766,852 or 3,347%. Net loss increased primarily due to stock based compensation costs of $2,965,000 from the excess fair value of a total of 4,000,000 shares of common stock sold amongst four directors at a $0.05 per share purchase price, $555,854 of non-cash stock based compensation, $180,213 of increased research and development costs, an approximate increase of $60,000 of legal and consulting fees and an increase of $7,864 of interest and finance costs during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013 and December 31, 2012, respectively, are as follows:

	September 30,	December 31,
	2013	2012	Change

Cash	$73,718	$40,284	$33,434
Total Current Assets	73,905	40,353	33,552
Total Assets	77,827	43,395	34,432
Total Current Liabilities	180,129	119,161	60,968
Total Liabilities	$180,129	$119,161	$60,968

Our cash and total current assets increased because we were able to raise capital from the sale of our stock and debt financing. Our total current liabilities increased primarily due to increased accounts payable and a convertible note payable. Our working capital deficit was $106,224 at September 30, 2013.

Cash Requirements

Although we had $73,718 in cash as of September 30, 2013, based on our lack of revenues, cash on hand and current monthly burn rate of approximately $33,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(296,772) for the nine months ended September 30, 2013, as compared to $(72,770) for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the net cash used in operating activities consisted primarily of our net loss of $(3,879,406), and increase in prepaid expenses of $(118), offset by non-cash adjustments to our net loss, including $534 of depreciation expense, $660 of imputed interest on related party loans, $4,085 of amortization on debt discount, and $3,520,854 of stock based compensation, and an increase in accounts payable of $56,340 and an increase of $279 in accrued interest. For the nine months ended September 30, 2012, the net cash used in operating activities consisted primarily of our net loss of $(112,554), plus prepaid expenses of $(187), as offset by $60 of depreciation expense, $385 of imputed interest on related party loans, $9,728 of stock based compensation and an increase in accounts payable of $29,798.

Investments

We had net cash used in investing activities of $(1,414) from the purchase of property and equipment for the nine month period ended September 30, 2013 and used cash in investing activities of $(8,699), consisting of $6,293 from payments on patent rights and applications and $2,406 from the purchase of property and equipment during the nine month period ended September 30, 2012.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2013 was $331,620, compared to $128,650 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our financing activities consisted of proceeds of $308,120 from the sale of common stock, including $53,120 from the exercise of warrants, proceeds of $55,000 from stock sales to four independent investors and proceeds of $200,000 from stock sales to nine of our officers and directors, in addition to $26,500 received pursuant to the issuance of a convertible promissory note and repayments of $3,000 to a director. For the nine months ended September 30, 2012, our financing activities consisted of proceeds of $116,650 from the sale of common stock, including $53,120 from the exercise of warrants and proceeds of $55,000 from stock sales to independent investors, in addition to $12,000 from short term loans by our officers and directors.

Debt Instruments, Guarantees, and Related Covenants

On August 13, 2013, the Company received an unsecured loan in the amount of $26,500, bearing interest at 8%, maturing on May 13, 2014. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the two (2) lowest closing bid prices of the Common Stock during the ten (10) trading day period ending one trading day prior to the date the Conversion Notice is delivered, or $0.01 per share, whichever is greater.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From July 2, 2013, to July 25, 2013, we issued an aggregate of 61,000 shares of our common stock to a total of eight (8) individuals pursuant to the exercise of common stock purchase warrants at $0.50 per share for total proceeds of $30,500.

On July 3, 2013, we issued an aggregate of 35,000 shares of our common stock to a total of seven (7) individuals pursuant to the exercise of common stock purchase warrants at $0.10 per share for total proceeds of $3,500.

From July 6, 2013, to July 25, 2013, we issued an aggregate of 161,200 shares of our common stock to a total of twenty-one (21) individuals pursuant to the exercise of common stock purchase warrants at $0.10 per share for total proceeds of $16,120.

On July 15, 2013, we issued 50,000 shares of our common stock to one individual for consulting services.  The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the individual was either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On July 19, 2013, we issued an aggregate of 20,000 shares of our common stock to a total of seven (7) individuals pursuant to the exercise of common stock purchase warrants at $0.10 per share for total proceeds of $2,000.

On August 13, 2013, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which we sold to LG Capital a 8% Convertible Promissory Note in the original principal amount of $26,500 (the “Note”).  The Note has a maturity date of May 13, 2014, and is convertible after 180 days into the greater of: (i) the Variable Conversion Price or (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%).  “Market Price” means the average of the lowest two (2) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date we receive the Conversion Notice from LG Capital. “Trading Price” means the closing bid price on the applicable day.  The “Fixed Conversion Price” shall mean $0.01. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On September 25, 2013, we entered into a consulting agreement with a third-party to provide investor communication and public relations services.  Pursuant to the agreement, we agreed to issue to the consultant (a) Three Hundred Thousand (300,000) shares of our common stock, restricted in accordance with Rule 144, and (b) warrants to purchase an additional Three Hundred Thousand (300,000) shares of our common stock, exercisable at $0.96 per share for a period of three years after their issuance.  The Warrants will vest at the rate of Fifty Thousand (50,000) shares per month on the first of each month beginning October 1, 2013.  The total fair market value of the common stock issued was $210,000 based on the closing price of our common stock on the date of the grant. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

On September 25, 2013, we issued One Million (1,000,000) shares of our common stock, restricted in accordance with Rule 144, to Richard T. Najarian, one of the members of our Board of directors, for total consideration of Fifty Thousand Dollars ($50,000).  The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

On October 31, 2013, we entered into a First Amendment to Convertible Promissory Note, effective August 13, 2013, to amend the 8% Convertible Promissory Note (the “Note”) held by LG Capital.  The amendment added a floor, or “Fixed Conversion Price,” of $0.01 to the conversion terms.  As such, the Note is now convertible after 180 days into the greater of: (i) the Variable Conversion Price (discussed above) or (ii) the Fixed Conversion Price.

ITEM 6	Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	Securities Purchase Agreement dated August 13, 2013.

10.2 (2)	Convertible Promissory Note dated August 13, 2013.

10.3 (3)	Form of Directors Stock Purchase Agreement

10.4	First Amendment to Convertible Promissory Note dated August 13, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K dated August 22, 2013, filed with the Commission on August 28, 2013.

(3)	Incorporated by referenced from our Current Report on Form 8-K dated February 20, 2013, filed with the Commission on February 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: November 12, 2013		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer