Form 10-K
period 2013-12-31
PREMIER BIOMEDICAL INC
filed 2014-03-31
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $5,899,996 based on the closing price of $0.92 on June 28, 2013.  The voting stock held by non-affiliates on March 14, 2014 consisted of 6,413,039 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 26, 2014, there were 19,627,299 shares of common stock, par value $0.001, issued and outstanding.

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

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Our obligation under the CRADA, in addition to providing the basis for the study, is to cover approximately $10,000 in costs, while the U.S. Army Medical Research and Material Command will provide equipment, material and services. The CRADA can be terminated by either party pursuant to thirty (30) days’ notice, or work will cease upon completion of the study, exhaustion of funds, termination, or July 31, 2016, whichever occurs first. We have the initial authorization to file patent applications on all inventions jointly developed during the term of the CRADA.

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

Overview

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of:

- Alzheimer’s Disease (AD)	- Fibromyalgia
- Multiple Sclerosis (MS)	- Traumatic Brain Injury (TBI)
- Amyotrophic Lateral Sclerosis (ALS/Lou Gehrig’s Disease)	- Blood Sepsis and Viremia - Cancer

We have a two-fold corporate focus:

One is to target Alzheimer’s disease, ALS, Blood Sepsis, Leukemia, and other life-threatening cancers, and to do this we intend to develop our proprietary Sequential-Dialysis Technique. The methodology involved in this technique is largely unexplored and has been described by scientists as the “wild west” of modern medicine. Consequently, our first entry into the therapeutics market for medications that work against cancer, Multiple Sclerosis, infectious diseases, Alzheimer’s disease, strokes and traumatic brain injury carries significant obstacles before reaching the opportunities of a $700 billion industry.

The other is the development of our proprietary drug candidate Feldetrex™, a potential treatment for Multiple Sclerosis, Fibromyalgia, and Traumatic Brain Injury. The formulation used in the current Feldetrex™ will be individually tailored to the various illnesses we intend to target, with each formulation being given a unique proprietary brand name. The annual market size of MS treatment is $500 million and the annual market size for all proposed Feldetrex™ market segments is $16 billion.

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

CANCER

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

Cancer may affect people at all ages but the risk for most varieties of cancer increases with age. In the United States, cancer accounts for nearly 1 in 4 deaths. According to the American Cancer Society about 577,190 Americans will die of Cancer this year, making the death toll a staggering 1,500 people per day2. Globally and on average, 7.5 million people die of Cancer every year. There are about 12.7 million people living with cancer in the United States3.

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

__________________
1 http://www.news-medical.net/health/What-is-Cancer.aspx
2 http://www.cancer.org/acs/groups/content/@epidemiologysurveilance/documents/document/acspc-031941.pdf
3 http://costprojections.cancer.gov/

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

__________________
4 http://www.kfshrcj.org/NR/rdonlyres/AC6F2108-37CB-4C32-999B-B292ED658481/2846/CancerTreatment.pdf

ALZHEIMER’S DISEASE

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

Conventional Method of Treatment

Presently, there is no cure for Alzheimer’s disease. Treatments exist but only target the symptoms of Alzheimer’s disease without targeting the underlying progression of the disease. Consequently the projected future life span of an individual diagnosed with Alzheimer’s disease is 5 to 7 years7.

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

__________________
5 McPhee, Stephen J. Current Medical Diagnosis & Treatment. 47th ed. New York: McGraw Hill, 2008. Print.
6 http://www.alz.org/documents_custom/FINAL_Trajectory_Report_Release-EMB_5-11-10.pdf
7 http://www.webmd.com/alzheimers/news/20100413/formula-predicts-alzheimers-longevity

ALS

Description of Illness

Amyotrophic Lateral Sclerosis (ALS) is a progressive neurodegenerative disease that affects nerve cells in the brain and spinal cord. While the cause of ALS is uncertain, the process of ALS is known to occur as motor neurons in affected patients progressively degenerate until death. As motor neurons degenerate, they can no longer send impulses to muscle fibers that normally result in muscle movement. Eventually, the motor neurons die and the ability of the brain to initiate and control muscle movements is lost. With voluntary muscle action progressively affected, patients in the later stages of the disease become totally paralyzed8.

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

The financial cost to families of persons with ALS is exceedingly high. In the advanced stages, care can cost up to $200,000 a year. Entire savings of relatives of patients are quickly depleted because of the extraordinary cost involved in the care of ALS patients9.

Conventional Method of Treatment

There is currently no cure or treatment that halts or reverses ALS. However, there is one FDA approved drug, Riluzole, which modestly slows the progression of ALS.

Potential for Sequential-Dialysis Technique

Numerous medical studies have proven that the causation of ALS is an over excitation of the anterior motor neurons in the spinal cord. Our Sequential-Dialysis Technique method removes those excitatory neural transmitters that cause the death of those cells. The method will utilize designer antibodies to physically remove excitatory neurotransmitters such as glutamate from cerebrospinal fluid. We hope to demonstrate this methodology in future lab and animal experiments. Thus, we hope to prevent the development of ALS; thereby, giving hope to patients of a currently unconquerable disease.

__________________
8 http://www.alsa.org/als/what.cfm
9 http://www.focusonals.com/alsfacts.htm

BLOOD SEPSIS AND VIREMIA

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

Feldetrex™ utilizes a low dosage of Naltrexone which has been shown in multiple medical articles, in the medical literature, to increase endogenous enkephalins10 (endogenous enkephalins are pain-relieving pentapeptides produced in the body, located in the pituitary gland, brain, and GI tract. Axon terminals that release enkephalins are concentrated in the posterior horn of the gray matter of the spinal cord, in the central part of the thalamus, and in the amygdala of the limbic system of the cerebrum. Endogenous Enkephalins function as neurotransmitters that inhibit neurotransmitters in the pathway for pain perception, thereby reducing the emotional as well as the physical impact of pain). We have not independently conducted medical or laboratory tests to show the mechanism of action of this medication. While Naltrexone in high dosages acts as an opioid antagonist, it inhibits opiate receptors. Naltrexone in low dosages causes a compensatory upregulation (increase in the number of receptors) of native endorphins and enkephalins, which last beyond the effects of the Naltrexone itself. We believe that this means, paradoxically, that a daily dose of low dose Naltrexone can be used to chronically increase endorphin and enkephalin levels. We believe that by utilizing a low dosage, Naltrexone has a unique ability to increase enkephalins and other neurotransmitters in the brainstem of patients.

__________________
10           A.           Bowling, Allen C.. “Low-dose naltrexone (LDN) The “411” on LDN” National Multiple Sclerosis Society.  http://www.nationalmssociety.org/multimedia-library/momentum-magazine/back-issues/momentum-spring-09/index.aspx.  Retrieved 6 July 2011.
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
D.           Wang H-Y, Friedman E, Olmstead MC, Burns LH (2005).  Ultra-low-dose naloxone suppresses opioid tolerance, dependence and associated changes in Mu opioid receptor-G protein coupling and Gβγ signaling.  Neuroscience 135: 247–261

MULTIPLE SCLEROSIS

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

The cause of Multiple Sclerosis is unknown, although the disease is believed to be an autoimmune problem triggered by a virus—meaning that the patient’s immune cells attack and destroy the patient’s myelin. In the United States, there are approximately 400,000 patients diagnosed with MS and approximately 200 new patients are diagnosed every week11. Globally, Multiple Sclerosis is believed to effect 2.1 million people, mostly of European origin.

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

__________________
11 http://www.nationalmssociety.org/about-multiple-sclerosis/what-we-know-about-ms/who-gets-ms/index.aspx

FIBROMYALGIA

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

Patients with Fibromyalgia suffer from debilitating fatigue, numbness, headaches, and chronic widespread musculoskeletal pain with multiple tender points. Fibromyalgia is a chronic condition lasting 6 months to many years. Patients commonly complain of chronic aching, pain, stiffness, sleep difficulty, headaches, and irritable bowel syndrome. Consequently, approximately 25% of patients with Fibromyalgia are work disabled. The direct and indirect costs of Fibromyalgia are, on average, $5,945 per patient12.

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

__________________
12 http://www.cdc.gov/arthritis/basics/fibromyalgia.htm

TRAUMATIC BRAIN INJURY

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

Each year, an estimated two million TBI-related deaths, hospitalizations, and emergency department visits occur in the United States. Of these patients, 56,000 die and 300,000 are hospitalized. 1.7 million patients are treated and released from an emergency department13 .

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

__________________
13 http://www.caregiver.org/caregiver/jsp/content_node.jsp?nodeid=441

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

Infectious Diseases

The licensor under our License Agreements has filed a provisional patent application for the dialyzation of blood from a patient who is dying from septicemia. Septicemia is a rapidly fatal condition in which bacteria have infected the bloodstream of a patient. These patients subsequently suffer from rapid renal failure, encephalopathy, and heart failure unless the septicemia is quickly reversed. Each year approximately 200,000 Americans die from septicemia14. The traditional treatment of septicemia has been intravenous antibiotics, which have limited efficacy and are highly toxic.

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

__________________
14 Longo, Dan (2011). Harrison's principles of internal medicine. (18th ed.). New York: McGraw-Hill. p. Chapter 271.

Development Plans

Initial concept experimentations began in 2012. After proof of concept experimentations, we intend to implement a clinical hospital/doctor test plan for patients using the same contacts developed in the studies described above for Feldetrex™. We anticipate that these studies will be initiated after successful laboratory testing no earlier than 2014. Actual clinical trials with patients, conducted in conjunction with our collaboration partners, may continue for many years. We plan to contact the large medical firms, such as Johnson and Johnson, Pfizer, and Eli Lilly, to attempt to sell the rights to use our technology and conduct the anticipated clinical trials, beginning as early as mid-to-late 2014.

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

Development Plans

We initiated laboratory tests to prove our cancer-fighting technology in late 2012. In 2013, we completed two breast oncology studies to test the effectiveness of a treatment proposed by Premier Biomedical, Inc. on small mice populations. Premier Biomedical, Inc. believes that the results of these studies will be published in a scientific journal in January 2014, although the results will ultimately be published at the discretion of the University of Texas at El Paso. We plan to undertake additional studies at a university/hospital during 2014. We estimate the cost for each of these studies to be between $300,000 and $500,000, including actual testing with cancer patients, which we anticipate funding from additional capital raises. At the anticipated successful conclusion of these studies, we plan to contact the large pharmaceutical/medical devices firms, such as Johnson & Johnson, Boston Scientific, Medtronics, Pfizer, and E. I. Lilly, to attempt to negotiate a partnership and/or sale of the technology.

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

Dr. Felder is the owner of the Feldetrex mark, and has also licensed this to us pursuant to the terms of the License Agreements.

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

ITEM 1A – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information, together with the other information contained in this prospectus, before you decide to buy our common stock. If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected. In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We are developing medical treatments for Alzheimer’s disease, multiple sclerosis, amyotrophic lateral sclerosis, fibromyalgia, traumatic brain injury, blood sepsis and virema, and cancer. We face risks in developing our product candidates and services and eventually bringing them to market. We also face risks that our business model may become obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

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

We intend to enter into agreements with larger pharmaceutical companies as collaboration partners, in part to help cover the cost of seeking regulatory approvals. We believe that FDA approval of some of our product candidates will need to undergo a full investigational new drug (IND) application with the FDA, including clinical trials. There can be no assurance that the FDA will approve our IND application or any other applications. Failure to obtain the necessary FDA approval will have a material negative affect on our operations. While we intend to license our Feldetrex® product to a larger pharmaceutical company, they in turn, may not be able to obtain the necessary approval to market and sale the product.

We may fail to deliver commercially successful new product candidates, methods and procedures of treatment, and treatments.

Our technology is at an early stage of research and development. As of the date hereof, we have partnered with the University of Texas at El Paso (UTEP), and protocol for animal testing procedures is being developed in conjunction with UTEP at this time. Subsequent clinical trials on human patients will be coordinated with our development partners in the near future. We have also entered into a Cooperative Research and Development Agreement (the “CRADA”) with the Clinical Investigation Regulatory Office U.S. Army Medical Research and Material Command (“CIRO”) for performing medical research, development, testing and evaluation. Pursuant to the CRADA, we will collaborate with the U.S. Army Medical Research Material Command at the William Beaumont Army Medical Center (“WBAMC”) on the “Clearance of Specific Immunomodulators from Cerebrospinal Fluid via Selective Dialysis,” and more specifically, targeting the prevention of suicidal ideation and clinical depression, and assisting in the creation of antibodies in order to obtain a decrease in the neuropathologic findings in traumatic brain injuries.

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

New product and process candidates may appear promising in development, but after significant investment, fail to reach the market or have only limited commercial success. This, for example, could be as a result of efficacy or safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, erosion of patent term as a result of a lengthy development period, infringement of third-party patents or other intellectual property rights of others or inability to differentiate the product or process adequately from those with which it competes.

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

We may also rely on trademarks, trade secrets and contract law to protect certain of our proprietary technology. There can be no assurance that any trademarks will be approved, that such contract will not be breached, or that if breached, we will have adequate remedies. Furthermore, there can be no assurance that any of our trade secrets will not become known or independently discovered by third parties.

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

Our common stock is listed for trading on the OTCQB. We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the OTCQB and/or continue as a going concern. Our ability to continue trading on the OTCQB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCQB and/or we may be forced to discontinue operations.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own 6,453,944 shares of our outstanding common stock, and through the exercise of warrants could acquire another 34,310,000 shares of our common stock and 2,000,000 shares of our Series A Convertible Preferred Stock. The shares of our preferred stock have 100 votes per share, giving these two shareholders the vast majority of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which there are currently 19,627,299 shares issued and outstanding, and up to an additional 41,650,000 of which may be issued and outstanding if all of our currently outstanding preferred stock and warrants were exercised and converted into common stock. We therefore have up to an additional 238,722,701 authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

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

Risk Factors Related to the Offering of Common Stock to Kodiak Capital Group, LLC

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the Kodiak Capital Group Investment Agreement.

On December 5, 2013, we entered into an Investment Agreement and Registration Rights Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”) in order to establish a possible source of funding for us. Under the Investment Agreement, Kodiak has agreed to provide us with up to $5,000,000 of funding.

We can deliver a put under the Investment Agreement by selling shares of our common stock to Kodiak and Kodiak is obligated to purchase the shares. A put transaction must close before we can deliver another put notice to Kodiak. We may request a put by sending a put notice to Kodiak, stating the amount of the put. During the five trading days following a notice, we will calculate the amount of shares we will sell to Kodiak and the purchase price per share. The number of shares of our common stock that Kodiak shall purchase pursuant to each put notice shall be determined by dividing the amount of the put by the purchase price.

The sale of our common stock to Kodiak under the Investment Agreement may have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to Kodiak in order to exercise a put under the Investment Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised under the Investment Agreement.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the Kodiak Investment Agreement may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the Kodiak Investment Agreement, it could have a significant dilutive effect upon our existing shareholders. To date, we have accepted five hundred thousand dollars ($500,000) under the Investment Agreement; thus, there is an additional four million five hundred thousand dollars ($4,500,000) available. If we accept additional funding under the Investment Agreement by issuing additional puts, such action could have a significant dilutive effect upon our existing shareholders.

Kodiak Capital Group, LLC will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued to Kodiak under the Investment Agreement will be purchased at a 25% discount or 75% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak of our election to put shares pursuant to the Investment Agreement.

Kodiak has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Kodiak sells our shares, the price of our common stock may decrease. If our stock price decreases, Kodiak may have a further incentive to sell such shares. Accordingly, the discounted sales price in the Investment Agreements may cause the price of our common stock to decline.

Kodiak Capital Group, LLC has entered into similar agreements with other public companies and may not have sufficient capital to meet our put notices.

Kodiak has entered into similar investment agreements with other public companies, and some of those companies have filed registration statements with the intent of registering shares to be sold to Kodiak pursuant to investment agreements. We do not know if management at any of the companies who have or will have effective registration statements intend to raise funds now or in the future, what the size or frequency of each put request would be, if floors will be used to restrict the amount of shares sold, or if the investment agreement will ultimately be cancelled or expire before the entire amount of shares are put to Kodiak. Since we do not have any control over the requests of these other companies, if Kodiak receives significant requests, it may not have the financial ability to meet our requests. If so, the amount of available funds may be significantly less than we anticipate.

We have registered an aggregate of 15,000,000 shares of common stock to be issued under the Kodiak Investment Agreement. The sale of such shares could depress the market price of our common stock.

On January 17, 2014, we registered an aggregate of 15,000,000 shares of common stock under an S-1 registration statement. The sale of these shares into the public market by Kodiak could depress the market price of our common stock.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “BIEI.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal year ending December 31, 2013 and 2012 as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2014	First Quarter (through February 28, 2014)	$1.20	$0.75

2013	First Quarter	$0.90	$0.52
	Second Quarter	$1.64	$0.52
	Third Quarter	$1.20	$0.60
	Fourth Quarter	$0.80	$0.52

2012	First Quarter	$-0-	$-0-
	Second Quarter	$-0-	$-0-
	Third Quarter	$1.75	$-0-
	Fourth Quarter	$1.10	$0.82

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

Holders

As of March 26, 2014, there were 19,627,299 shares of our common stock issued and outstanding and held by 135 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2013:

On October 31, 2013, the Company granted 10,000 and 25,000 shares of common stock to two individuals, respectively, for services performed. These issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the individuals were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On or about October 17, 2013, we issued 200,000 shares of our common stock, restricted in accordance with Rule 144, to a consultant in exchange for services rendered. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On or about October 15, 2013, as a commitment fee in connection with the Kodiak Investment Agreement, we issued an aggregate of 559,140 shares of our common stock, restricted in accordance with Rule 144, to Kodiak Capital Group, LLC. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On December 20, 2013, we delivered to a third-party warrants dated December 12, 2013 to acquire fifty thousand (50,000) shares of our common stock at $0.25 per share, exercisable until December 12, 2015, pursuant to a service agreement dated December 12, 2013 and signed and delivered to them on December 17, 2013. On December 23, 2013, we issued one hundred fifty thousand (150,000) shares of our common stock, restricted in accordance with Rule 144, to the same party pursuant to the same agreement. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On December 23, 2013, we issued two hundred thousand (200,000) shares of our common stock, restricted in accordance with Rule 144, to a third-party pursuant to an Engagement Agreement for Corporate Advisory Services signed and delivered to them on December 19, 2013. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2013 and 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than a month, and thus we must raise capital through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2013 and 2012

Introduction

We had no revenues for the years ended December 31, 2013 and 2012. Our operating expenses were $4,476,728 for the year ended December 31, 2013 compared to $1,713,397 for the year ended December 31, 2012, an increase of $2,763,331, or 161%. Our operating expenses consisted mostly of general and administrative expenses and professional fees as we incurred additional research and development costs and as we provided stock based compensation to our Officers and Directors.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2013	2012	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	217,350	78,404	138,946
General and administrative	3,024,108	35,947	2,988,161
Professional fees	1,235,270	1,567,272	(332,002)
Impairment of patents	-	31,774	(31,774)
Total operating expenses	4,476,728	1,713,397	2,763,331

Net operating loss	4,476,728	1,713,397	2,763,331
Other expense	(400,420)	(626)	399,794

Net loss	$(4,877,148)	$(1,714,023)	$3,163,125

Revenues

The Company was established on May 10, 2010 and is in the development stage and had no revenues for the period from May 10, 2010 (inception) to December 31, 2013.

Research and Development

Research and development expenses were $217,350 for the year ended December 31, 2013 compared to $78,404 for the year ended December 31, 2012, an increase of $138,946, or 177%. The increase was primarily due to the continued research and development costs through our partners, specifically the University of Texas at El Paso, incurred during the year ended December 31, 2013 related to the development of our patented technologies that was not incurred during the comparative year ended December 31, 2012.

General and Administrative

General and administrative expenses were $3,024,108 for the year ended December 31, 2013 compared to $35,947 for the year ended December 31, 2012, an increase of $2,988,161, or 8,313%. The increase was primarily due to compensation related to stock issuances to Directors incurred during the year ended December 31, 2013 that was not incurred during the comparative year ended December 31, 2012.

Professional Fees

Professional fees expense was $1,235,270 for the year ended December 31, 2013 compared to $1,567,272 for the year ended December 31, 2012, a decrease of $332,002, or 21%. The decrease was primarily due to decreased stock based compensation issued to consultants for services rendered.

Impairment of Patents

Impairment of patents was $-0- for the year ended December 31, 2013 compared to $31,774 for the year ended December 31, 2012. The decrease was primarily due to the fact that we completed our impairment of the formerly capitalized patent costs in 2012 due to uncertainties regarding our ability to derive future economic benefits from these patents. We have elected to expense any future patent costs as they are incurred.

Net Operating Loss

Net operating loss for the year ended December 31, 2013 was $4,476,728, or ($0.28) per share compared to a net operating loss of $1,713,397 for the year ended December 31, 2012, or ($0.15) per share, an increase of $2,763,331, or 161%. Net operating loss increased primarily due to increased stock based compensation issued to directors and consultants for services rendered.

Other Expense

Other expense for the year ended December 31, 2013 was $400,420 compared to $626 for the year ended December 31, 2012, an increase of $399,794, or 63,865%. Other expense consisted of interest and finance charges on debt and equity financing, including $34,024 related to a convertible note, $362,258 of finance costs on our equity line financing with Kodiak, including a total of $352,258 related to the fair value of a total of 559,140 commitment shares and $4,138 of interest on Officer and Director loans during the year ended December 31, 2013 compared to $626 of imputed interest on non-interest bearing debts owed to our Officers and Directors during the year ended December 31, 2012.

Net Loss

Net loss for the year ended December 31, 2013 was $4,877,148 or ($0.31) per share compared to a net loss of $1,714,023 for the year ended December 31, 2012, or ($0.15) per share, an increase of $3,163,125, or 185%. Net loss increased primarily due to $4,371,702 of non-cash stock based compensation related to common stock and warrants granted to Officers, Directors and consultants.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2013, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2013 was $15,800, which was derived from the sale of our common stock and loans from Officers and Directors. Our monthly cash flow burn rate is approximately $35,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2013 and December 31, 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012	Change

Cash	$15,800	$40,284	$24,484
Total Current Assets	21,800	40,353	18,553
Total Assets	25,489	43,395	17,906
Total Current Liabilities	274,504	119,161	155,343
Total Liabilities	$274,504	$119,161	$155,343

Our cash decreased by $24,484 as of December 31, 2013 as compared to December 31, 2012 because of the expenses we incurred. Our total current assets decreased by $18,553 primarily due to a reduction in cash, as offset by an increase of $5,931 in prepaid expenses. Our total assets decreased by $17,906 during the same period primarily for the same reason.

Our current liabilities increased by $155,343 as of December 31, 2013 as compared to December 31, 2012 primarily due to an increase in accounts payable of $33,736, an increase in accounts payable to related parties of $21,309, an increase of $3,298 in accrued interest and an increase in notes payable to related parties of $97,000. Our total liabilities increased by the same $155,343 for the same reason.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2013 was $15,800, which was derived from the sale of our common stock. Our monthly cash flow burn rate is approximately $35,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2013 and 2012 was $428,190 and $1,674,239, respectively, a decrease of $1,246,049, or 74% compared to the year ended December 31, 2012. The decrease primarily consisted of our increased net loss from operations of $3,163,125, offset by an increase in stock based compensation of $4,361,975.

Investments

Our net cash used in investing activities for the years ended December 31, 2013 and 2012 was $1,414 and $8,699, respectively, a decrease of $7,285, or 84%. The decrease was primarily caused by a decrease in payments on patent rights and applications of $6,293 and a decrease of $992 in purchases of equipment in 2013, compared to 2012.

Financing

Our net cash provided by financing activities for the years ended December 31, 2013 and 2012 was $405,120 and $128,650, respectively, an increase of $276,470, or 215%. The increase consisted of proceeds from notes payable to related parties of $100,000, net of repayments on notes payable to related parties of $3,000 compared to proceeds of $12,000 in the year ended December 31, 2012, and proceeds from the sale of common stock of $308,120 received during the year ended December 31, 2013, compared to proceeds of $116,650 received in the year ended December 31, 2012.

Debt Instruments, Guarantees, and Related Covenants

On November 18, 2013, the Company received unsecured, 8% interest bearing loans in the total amount of $100,000, consisting of $50,000 from the Company’s CEO and another $50,000 from one of its Directors, due on August 18, 2014, or three business days following the receipt of one million dollars in funding, net of expenses. The notes carry an additional prepayment premium of up to 35% of the principal if the note is not paid prior to certain maturity milestones, of which, the Company subsequently paid 30% premiums with the repayments of the notes in March of 2014.

On August 13, 2013, the Company received an unsecured loan in the amount of $26,500, bearing interest at 8%, maturing on May 13, 2014. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the two (2) lowest closing bid prices of the Common Stock during the ten (10) trading day period ending one trading day prior to the date the Conversion Notice was delivered, or $0.01 per share, whichever was greater. On November 6, 2013, the Company repaid the convertible note in full with a payment of $33,788, consisting of $26,500 of principal, $530 of interest and $6,758 as a prepayment penalty.

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

Patent rights and applications

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications, or when reviews determine a future economic benefit is uncertain, are expensed when the application is terminated. These circumstances resulted in a $-0- and $31,774 loss on disposal of patents during the years ended December 31, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $1,051,609 of compensation expense related to common stock issued for services and $435,017 of compensation expense related to common stock warrants issued for services, including $79,923 related to the modification of warrants during the year ended December 31, 2013, and $1,469,257 of compensation expense related to common stock warrants issued for services for the year ended December 31, 2012.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $25,507 and $ 2,938 for the years ended December 31, 2013 and 2012, respectively.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Premier Biomedical, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Premier Biomedical, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from inception (May 10, 2010) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Biomedical, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2014

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$15,800	$40,284
Prepaid expenses	6,000	69
Total current assets	21,800	40,353

Property and equipment, net	3,689	3,042

Total assets	$25,489	$43,395

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$122,334	$88,598
Accounts payable, related parties	39,872	18,563
Accrued interest	3,298	-
Notes payable, related parties	109,000	12,000
Total current liabilities	274,504	119,161

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares
authorized, 18,355,819 and 12,374,479 shares issued and
outstanding at December 31, 2013 and 2012, respectively	184	124
Additional paid in capital	6,535,913	1,732,151
Subscriptions payable, -0- and 40,000 shares at
December 31, 2013 and 2012, respectively	-	20,000
(Deficit) accumulated during development stage	(6,785,112)	(1,828,041)
Total stockholders' equity (deficit)	(249,015)	(75,766)

Total liabilities and stockholders' equity (deficit)	$25,489	$43,395

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			May 10, 2010
	For the Years Ended		(inception) to
	December 31,		December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
Research and development	217,350	78,404	295,754
General and administrative	3,024,108	35,947	3,080,275
Professional fees	1,235,270	1,567,272	2,881,334
Impairment of patents	-	31,774	46,591
Total operating expenses	4,476,728	1,713,397	6,303,954

Net operating loss	(4,476,728)	(1,713,397)	(6,303,954)

Other expense:
Interest expense	(400,420)	(626)	(401,235)
Total other expenses	(400,420)	(626)	(401,235)

Net loss	(4,877,148)	(1,714,023)	(6,705,189)

Deemed dividend	(79,923)	-	(79,923)

Net loss attributable to common stockholders	$(4,957,071)	$(1,714,023)	$(6,785,112)

Weighted average number of common shares
outstanding - basic and fully diluted	15,829,277	11,799,259

Net loss per share - basic and fully diluted	$(0.31)	$(0.15)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	(Deficit) Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224

Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626

Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257

Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-

Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000

Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150

Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)

Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)

Imputed interest on non-interest bearing related party debts	-	-	-	-	840	-	-	840

Warrants granted for services	-	-	-	-	21,736	-	-	21,736

Amortization of warrants granted for services, related parties	-	-	-	-	259,044	-	-	259,044

Amortization of warrants granted for services	-	-	-	-	74,314	-	-	74,314

Modication of warrants, expiration of 190,289 warrants extended to July 23, 2013	-	-	-	-	79,923	-	(79,923)	-

Common stock issued as a commitment fee on financing, Kodiak Capital Group, LLC	-	-	559,140	6	352,253	-	-	352,259

Common stock issued for services	-	-	985,000	10	699,340	-	-	699,350

Common stock sold to Directors at $0.05 per share	-	-	4,000,000	40	199,960	-	-	200,000

Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,965,000	-	-	2,965,000

Exercise of warrants at $0.50 per share	-	-	61,000	1	30,499	-	-	30,500

Exercise of warrants at $0.10 per share	-	-	226,200	2	22,618	-	-	22,620

Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000

Beneficial conversion feature of convertible note	-	-	-	-	23,236	-	-	23,236

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(4,877,148)	(4,877,148)

Balance, December 31, 2013	-	$-	18,355,819	$184	$6,535,913	$-	$(6,785,112)	$(249,015)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			May 10, 2010
	For the Years		(inception) to
	Ended December 31,		December 31
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,877,148)	$(1,714,023)	$(6,705,189)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment of patents	-	31,774	46,591
Depreciation	767	201	968
Imputed interest on non-interest bearing related party debts	840	626	1,466
Amortization of debt discount	23,236	-	23,236
Stock based compensation	4,371,703	1,469,257	5,840,960
Decrease (increase) in assets:
Prepaid expenses	(5,931)	(69)	(6,000)
Increase (decrease) in liabilities:
Accounts payable	33,736	86,303	122,334
Accounts payable, related parties	21,309	(663)	21,449
Accrued interest	3,298	-	3,298
Net cash used in operating activities	(428,190)	(126,594)	(650,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	(6,293)	(13,351)
Purchases of property and equipment	(1,414)	(3,243)	(4,657)
Net cash used in investing activities	(1,414)	(9,536)	(18,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	26,500	-	26,500
Repayments on convertible note payable	(26,500)	-	(26,500)
Proceeds from notes payable, related parties	100,000	12,000	115,355
Repayments on notes payable, related parties	(3,000)	-	(6,355)
Proceeds from the sale of common stock	308,120	138,150	575,695
Net cash provided by financing activities	405,120	150,150	684,695

NET CHANGE IN CASH	(24,484)	14,020	15,800
CASH AT BEGINNING OF PERIOD	40,284	26,264	-

CASH AT END OF PERIOD	$15,800	$40,284	$15,800

SUPPLEMENTAL INFORMATION:
Interest paid	$20,787	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of patent rights and applications paid subsequent to period end	$-	$18,423
Discount on beneficial conversion feature on convertible note	$23,236	$-
Cashless exercise of common stock warrants, 250,000 warrants exercised	$-	$2
Deemed dividend on modification of warrants issued in equity offering	$79,923	$-

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During the year ended December 31, 2013, the Company recognized $1,051,609 of compensation expense related to common stock issued for services and $435,017 of compensation expense related to common stock warrants issued for services, including $79,923 related to the modification of warrants. During the comparative year ended December 31, 2012, the Company recognized $1,469,257 of compensation expense related to common stock warrants issued for services.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $25,507 and $2,938 for the years ended December 31, 2013 and 2012, respectively.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Recently Issued Accounting Pronouncements
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

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The disclosures required from adoption of this ASU have been included in these financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $6,785,112, had negative working capital of ($252,704) and used net cash in operating activities of $650,887 from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 3 – Related Party

Accounts Payable
The Company owed $37,690 and $18,423 as of December 31, 2013 and 2012, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $2,182 and $140 as of December 31, 2013 and 2012, respectively, to the Company’s CEO for reimbursable expenses.

Notes Payable
The Company has received short term loans in the total amount of $109,000 from officers and directors as disclosed in Note 7 below.

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

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The unamortized balance at December 31, 2013 was $-0-.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The unamortized balance at December 31, 2013 was $-0-.

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $202,675 and $117,889 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The unamortized balance at December 31, 2013 was $-0-.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $25,317 and $11,811 of professional fee expense during the years ended December 31, 2013 and 2012, respectively.

On September 28, 2012, the Company granted common stock warrants to one of the directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their service as a director. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $7,764 and $4,515 of professional fee expense during the years ended December 31, 2013 and 2012, respectively. The unamortized balance at December 31, 2013 was $-0-.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 4 – Patent Rights and Applications

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. As of January 1, 2013, the Company has elected to expense all of their patent rights and application costs due to difficulties associated with having to prove the value of their future economic benefits. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis. During the years ended December 31, 2013 and 2012, the Company performed reviews of the carrying value of its patent rights and applications and, as a result, the Company wrote off a total book value of $-0- and $31,774, respectively, in patent rights and applications related to discontinued pursuit of international patents, and due to the uncertainty of deriving a future economic benefit from our patents.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2013 and 2012, respectively:

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$15,800	$-	$-
Total assets	15,800	-	-
Liabilities
Notes payable, related parties	-	109,000	-
Total liabilities	-	109,000	-
	$15,800	$(109,000)	$-

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$40,284	$-	$-
Total assets	40,284	-	-
Liabilities
Notes payable, related parties	-	12,000	-
Total liabilities	-	12,000	-
	$40,284	$(12,000)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2013 or the year ended December 31, 2012.

The Company recorded fair value adjustments of $-0- and $31,774 during the years ended December 31, 2013 and 2012, respectively, related to the impairment of the carrying value of its patent rights and applications.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
Note 6 – Convertible Note Payable

Convertible note payable consists of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012

On August 13, 2013, the Company received an unsecured loan in the amount of $26,500, bearing interest at 8%, maturing on May 13, 2014. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the two (2) lowest closing bid prices of the Common Stock during the ten (10) trading day period ending one trading day prior to the date the Conversion Notice was delivered, or $0.01 per share, whichever was greater. On November 6, 2013, the Company repaid the convertible note in full with a payment of $33,788, consisting of $26,500 of principal, $530 of interest and $6,758 as a prepayment penalty.
	$-	$-

Total convertible note payable	-	-
Less: unamortized discount on beneficial conversion feature	-	-
Convertible note payable	-	-
Less: current portion	-	-
Convertible note payable, less current portion	$-	$-

The Company recognized interest expense and penalties in the amount of $7,288 and $-0- for the years ended December 31, 2013 and 2012, respectively, related to the convertible debt.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $23,236 and $-0- during the years ended December 31, 2013 and 2012, respectively. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the years ended December 31, 2013 and 2012, the Company recorded debt amortization expense in the amount of $23,236 and $-0-, respectively, attributed to the aforementioned debt discount.

The convertible note, consisting of total original face values of $26,500 from LG Capital Funding, LLC that created the beneficial conversion feature carried a default provision that placed a “maximum share amount” on the note holder that can be owned as a result of the conversions to common stock by the note holder of 4.99% of the issued and outstanding shares of the Company.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2013 and 2012, respectively:

		December 31,	December 31,
		2013	2012
On November 18, 2013, the Company received an unsecured, 8% interest bearing loan in the amount of $50,000, due on August 18, 2014, or three business days following the receipt of one million dollars in funding, net of expenses, from the Company’s CEO. The note carries an additional prepayment premium of 35% of the principal if the note is not paid prior to maturity, and whereby the note holder is entitled to additional interest on the principal pursuant to the schedule listed below if the note is paid prior to maturity:

No. of days after issuance date:	Prepayment Premium:
0-30 days	15%
31-60 days	20%
61-90 days	25%
91-120 days	30%
121 days or more	35%	50,000	$-

On November 18, 2013, the Company received an unsecured, 8% interest bearing loan in the amount of $50,000, due on August 18, 2014, or three business days following the receipt of one million dollars in funding, net of expenses, from one of the Company’s Directors. The note carries an additional prepayment premium of 35% of the principal if the note is not paid prior to maturity, and whereby the note holder is entitled to additional interest on the principal pursuant to the same schedule listed above in the $50,000 note from the Company’s CEO.		50,000	-

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO.		3,000	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand and a from the Company’s Chairman of the Board of Directors.		3,000	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors. The loan was repaid in full on July 2, 2013.		-	3,000

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors.		3,000	3,000

Total notes payable, related parties		109,000	12,000
Less: current portion		109,000	12,000
Notes payable, related parties, less current portion		$-	$-

The Company recorded imputed interest expense in the amount of $840 and $626 and $3,298 and $-0- of accrued interest for the years ended December 31, 2013 and 2012, respectively related to notes payable, related parties.

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

Common Stock (2013)
On December 19, 2013, the Company granted 200,000 shares of common stock for services performed. The total fair value of the common stock was $140,000 based on the closing price of the Company’s common stock on the date of grant.

On December 17, 2013, the Company granted 150,000 shares of common stock for services performed. The total fair value of the common stock was $100,500 based on the closing price of the Company’s common stock on the date of grant.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

On October 15, 2013, the Company granted 391,398 shares of common stock to Kodiak Capital Group, LLC as a commitment fee for a potential future financing. The total fair value of the common stock was $246,581 based on the closing price of the Company’s common stock on the date of grant.

On October 15, 2013, the Company granted 167,742 shares of common stock to Manners, Inc. as a commitment fee for a potential future financing by Kodiak Capital Group, LLC. The total fair value of the common stock was $105,678 based on the closing price of the Company’s common stock on the date of grant.

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

On July 19, 2013, the Company issued a total of 20,000 shares of its common stock that were sold on June 27, 2013 pursuant to warrant exercises amongst seven investors in exchange for total proceeds of $2,000.

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

On July 3, 2013, the Company issued a total of 35,000 shares of its common stock that were sold on June 21, 2013 pursuant to warrant exercises amongst seven investors in exchange for total proceeds of $3,500.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On June 27, 2013, two warrant holders elected to exercise warrants consisting of a total of 20,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $2,000. The shares were subsequently issued on July 19, 2013.

On June 21, 2013, a total of seven warrant holders elected to exercise warrants consisting of a total of 35,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011 in exchange for total proceeds of $3,500. The shares were subsequently issued on July 3, 2013.

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

Beneficial Conversion Feature
On August 13, 2013, the Company entered into a convertible promissory note with LG Capital Funding, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.3737 below the market price of $0.80 on the August 13, 2013 origination date resulted in a debt discount value of $23,236 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan, which was accelerated upon the repayment prior to maturity on November 6, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the years ended December 31, 2013 and 2012.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the years ended December 31, 2013 and 2012.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the years ended December 31, 2013 and 2012.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.001	2,000,000	6.5 years	$0.001	2,000,000	$0.001

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

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the years ended December 31, 2013 and 2012 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no series A preferred stock warrants granted during the years ended December 31, 2013 and 2012.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2013	2,000,000	$0.001

Exercisable, December 31, 2013	2,000,000	$0.001

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

Common Stock Warrants Granted (2013)
On December 12, 2013, the Company granted common stock warrants to an independent contractor to purchase a total of 50,000 shares of common stock at $0.25 per share for consulting services. The warrants are exercisable over two (2) years from December 12, 2013. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The fair value of the 50,000 common stock warrants using the Black-Scholes option-pricing model is $21,736, or $0.4347 per share as of December 31, 2013, based on a volatility rate of 104%, a risk-free interest rate of 0.34% and an expected term of 2 years, and was expensed as professional fee expense during the year ended December 31, 2013.

On September 25, 2013, the Company granted common stock warrants to an independent contractor to purchase a total of 300,000 shares of common stock at $0.96 per share for consulting services. The warrants vest monthly in 50,000 increments over six months commencing on October 1, 2013. The warrants are exercisable over three (3) years from October 1, 2013. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The fair value of the 300,000 common stock warrants using the Black-Scholes option-pricing model is $134,709, or $0.4490 per share as of December 31, 2013, based on a volatility rate of 105%, a risk-free interest rate of 1.75% and an expected term of 3 years. A total of $74,314 was expensed as professional fee expense during the year ended December 31, 2013.

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

On October 1, 2012, the Company granted 1,000,000 common stock warrants to each of two Directors to purchase a total of 2,000,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants are fully vested, and are exercisable over seven (7) years from the date of grant. The total fair value of the 2,000,000 common stock warrants using the Black-Scholes option-pricing model is $1,321,496, or $0.6608 per share based on a volatility rate of 100%, a risk-free interest rate of 0.39% and an expected term of 3.50 years, and was expensed as professional fee expense during the year ended December 31, 2012.

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $202,675 and $117,889 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $25,317 and $11,811 of professional fee expense during the years ended December 31, 2013 and 2012, respectively.

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $7,764 and $4,515 of professional fee expense during the years ended December 31, 2013 and 2012, respectively.

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

Common Stock Warrants Cancelled
No warrants were cancelled during the years ended December 31, 2013 and 2012.

Common Stock Warrants Expired
A total of 209,289 and -0- warrants expired during years ended December 31, 2013 and 2012, respectively.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

A total of 710,000 common stock warrants were exercised during the year ended December 31, 2012. The exercises resulted in the issuance of a total of 709,990 shares of common stock, including 40,000 shares that were subsequently issued on October 16, 2012 and total proceeds of $46,000 during the year ended December 31, 2012.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2013.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.00001 – $1.45	39,650,000	6.4 years	$0.1172	39,500,000	$0.1140

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2013	2012

Average risk-free interest rates	2.80%	0.63%
Average expected life (in years)	1.4	2.9

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the years ended December 31, 2013 and 2012 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.4084 and $0.42409 per warrant granted during the years ended December 31, 2013 and 2012, respectively.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2011	37,223,200	$0.0020
Warrants cancelled	-	-
Warrants granted	3,183,289	1.3805
Warrants exercised	(720,000)	(0.0653)
Balance, December 31, 2012	39,686,489	$0.1114
Warrants cancelled	(209,289)	(0.4962)
Warrants granted	460,000	0.8326
Warrants exercised	(287,200)	(0.1850)
Balance, December 31, 2013	39,650,000	$0.1172

Exercisable, December 31, 2013	39,650,000	$0.1172

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2013 and 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013 and December 31, 2012, the Company had approximately $1,306,637 and $382,142 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$457,320	$129,370

Net deferred tax assets before valuation allowance	$457,320	$129,370
Less: Valuation allowance	(457,320)	(129,370)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012, respectively.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 13 – Subsequent Events

Common Stock
On March 7, 2014, the Company granted 15,000 shares of common stock for services performed. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On February 20, 2014, a warrant holder elected to exercise warrants consisting of a 10,000 shares of its common stock pursuant to a unit offering previously sold on March 11, 2013 in exchange for proceeds of $7,500.

On February 12, 2014, a warrant holder elected to exercise warrants consisting of a 5,000 shares of its common stock pursuant to a unit offering previously sold on February 20, 2013 in exchange for proceeds of $3,750.

On February 10, 2014, the Company granted 18,462 shares of common stock for services performed. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

Investment Agreement, Kodiak Capital Group, LLC
On January 17, 2014, our registration statement became effective whereby we registered 15 million shares of common stock that we will sell to Kodiak Capital Group, LLC (“Kodiak”) over time pursuant to an Investment Agreement entered into on December 5, 2013 wherein Kodiak agreed to invest up to five million dollars ($5,000,000). The offering will terminate on the earlier of (i) when all 15 million shares are sold, (ii) when the maximum offering amount of $5,000,000 has been achieved, or (iii) on January 17, 2016, unless we terminate it earlier. Under the terms of the agreement, we have the right to sell shares of our common stock to Kodiak (“Put”) for seventy-five percent (75%) of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak (“Put Notice”) of our election to put shares pursuant to the Investment Agreement, subject to a limitation, whereby Kodiak’s holdings cannot exceed 9.9% of the outstanding shares of common stock.

On February 3, 2014, we sold 666,667 shares of our common stock to Kodiak in exchange for proceeds of $150,000 pursuant to our first Put Notice as delivered on January 25, 2014.

On February 21, 2014, we sold 374,532 shares of our common stock to Kodiak in exchange for proceeds of $250,000 pursuant to our second Put Notice as delivered on February 12, 2014.

On March 14, 2014, we sold 181,819 shares of our common stock to Kodiak in exchange for proceeds of $100,000 pursuant to our second Put Notice as delivered on March 6, 2014.

Debt Repayments
On March 7, 2014, we repaid a $3,000 non-interest bearing loan to our CEO.

On March 12, 2014, we repaid a total of $66,381 on a bridge loan to our CEO, consisting of $50,000 of principal, $1,381 of interest and $15,000 of a prepayment premium.

On March 12, 2014, we repaid a total of $66,238 on a bridge loan to one of our Directors, consisting of $50,000 of principal, $1,238 of interest and $15,000 of a prepayment premium.

On March 12, 2014, we repaid a $3,000 non-interest bearing loan to our Chairman of the Board of Directors.

On March 12, 2014, we repaid a $3,000 non-interest bearing loan to one of our Directors.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

William A. Hartman	72	President, Chief Executive Officer, and Director (June 2010)

Dr. Mitchell S. Felder	60	Chairman of the Board of Directors and the Scientific Advisory Board (June 2010)

Heidi H. Carl	43	Secretary and Treasurer, Director (June 2010)

Jay Rosen	59	Director (June 2010)

Justin Felder	24	Director (June 2010)

John S. Borza	59	Director (August 2012)

Richard T. Najarian	45	Director (August 2012)

William A. Hartman, age 72, is our President and Chief Executive Officer and a member of our Board of Directors. From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc. From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc. From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive. From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984 he was Division Quality Compliance Manager at Ford Motor Company. At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants. He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion. Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 60, is our Chairman of the Board of Directors and our Scientific Advisory Board. Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983. He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology. Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents. Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap. During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist. Dr. Felder is presently an attending neurologist at the William Beaumont Army Medical Center in El Paso, Texas. Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 43, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors. From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc. From June 2007 to May 2009, Ms. Carl was the Product Development Specialist at General Motors Corporation. From May 2006 to May 2007, Ms. Carl was the Associate Marketing Manager at General Motors Corporation. From May 2003 to May 2006, Ms. Carl was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Ms. Carl was the District Area Parts Manager at General Motors Corporation. Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Jay Rosen, age 59, has been a member of our Board of Directors since our inception in June 2010. Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971. He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005. Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start-up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange. Mr. Rosen studied economics and finance at New York University and Columbia University.

Justin Felder, age 24, has been a member of our Board of Directors since our inception in June 2010. Mr. Felder has one granted patent (he was the co-author of a granted patent for a hydrogen bioreactor) and twenty patent applications. Neither the granted patent, nor the patent applications, have any relevance to Premier Biomedical, Inc. Mr. Felder graduated from the Wharton School of Business in 2012.

John S. Borza, PE, AVS, age 59, was appointed to our Board of Directors on August 17, 2012. Mr. Borza is currently the President and Chief Executive Officer of Value Innovation, LLC, a consulting firm focused on value engineering and creative problem solving, where he has served since August 2009. Prior to Value Innovation, Mr. Borza was a Specialist with TRW Automotive from September 2007 to September 2009, and a Director at TRW Automotive from May 1999 to September 2007. Earlier in his career, Mr. Borza worked in R&D for 12 years on a variety of products and technologies in various capacities ranging from Engineer to Chief Engineer, before moving into launch and production support roles. Mr. Borza is an Altshuller Institute certified TRIZ Practitioner, and a SAVE International certified Associate Value Specialist. He is active in the local chapter of SAVE International and currently serves as the chapter Past-President. Mr. Borza holds a BS degree in Electrical Engineering and an MBA from the University of Michigan.

Richard T. Najarian, age 45, was appointed to our Board of Directors on August 17, 2012. Mr. Najarian is currently the President of Precision Global Systems, where he has served since January 2001, and was the Vice President from 1996 to 2001. Precision Global Systems is a manufacturing services provider to the automotive industry. Mr. Najarian’s skills include collaborative team building, understanding and managing regulatory controls, implementation of new technologies, creating effective key measurable tools, and the ability to manage a cohesive business environment that thrives on challenges and new process development. Mr. Najarian holds a BA from the University of Michigan, and an MBA from Wayne State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Mitchell S. Felder	1	1

Justin Felder	4	5

John S. Borza	2	4

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

During the fiscal years ended December 31, 2013 and 2012, the Board of Directors met approximately on a bi-weekly basis.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him or her from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William A. Hartman	2013	-0-		-0-	-0-	-0-		-0-	-0-	-0-	-0-
CEO	2012	18,417	(1)	-0-	-0-	-0-		-0-	-0-	-0-	18,417

Heidi H. Carl	2013	-0-		-0-	-0-	-0-		-0-	-0-	-0-	-0-
Secretary/Treasurer	2012	-0-		-0-	-0-	12,278	(2)	-0-	-0-	-0-	-0-
____________
(1)	Mr. Hartman waived his salary for 2012 in exchange for warrants to purchase 105,000 shares of our common stock at a purchase price of $1.45 per share.
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

Director Compensation

On October 8, 2012, we issued warrants to each of the nine (9) members of our Board of Directors as compensation. Each Director received warrants to purchase 50,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) tranches, on January 15, 2013 and June 15, 2013, each with the condition that the individual is a member of our Board of Directors on such date.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership		Percentage of Series A Preferred Stock Ownership (3)

William A. Hartman (4)(7)	21,155,000	(5)	56.25%	1,000,000	(6)	50.0%

Dr. Mitchell S. Felder (4)(8) P.O. Box 1332 Hermitage, PA 16148	21,608,944	(5)	57.45%	1,000,000	(6)	50.0%

Heidi H. Carl (4)(7)	1,120,000	(11)	5.72%	-		-

Jay Rosen (4)	1,070,000	(12)	5.49%	-		-

Justin Felder (4)(8)	1,031,297	(11)	5.27%	-		-

John S. Borza (4)	2,176,000	(9)	10.58%	-		-

Richard T. Najarian (4)	3,751,200	(10)	18.23%	-		-

Ramon D. Foltz (13)	1,000,000		5.14%	-		-

All Officers and Directors as a Group (7 Persons)	51,912,441		89.05%	2,000,000		100.0%
  __________
(1)	Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.
(2)
Unless otherwise indicated, based on 19,445,480 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, which assumes the exercise of warrants by Mr. Hartman and Dr. Felder.
(4)	Indicates one of our officers or directors.
(5)
Includes 17,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 50,000 shares of common stock that may be acquired at $1.45 per share, and 105,000 shares of common stock that may be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded.

(6)	Includes 1,000,000 shares of Series A Convertible Preferred Stock that may be acquired upon the exercise of warrants at $0.001 per share.
(7)	William A. Hartman is the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his daughter.
(8)	Justin Felder is the son of Dr. Mitchell S. Felder. Dr. Felder disclaims ownership of shares held by his son.
(9)
Includes 20,000 shares owned by Mr. Borza’s spouse, 1,050,000 shares of common stock that may be acquired by Mr. Borza at $1.45 per share, and 70,000 shares of common stock that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded.

(10)
Includes 1,050,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, and 70,000 shares that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded. Also includes 30,000 shares owned by each of Mr. Najarian’s spouse, and two minor children (a total of 90,000 shares).

(11)
Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, and 70,000 shares of common stock that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded.

(12)	Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share.
(13)	Mr. Foltz’s address is: 9870 Partridge Trail, Kirtland, OH 44094.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

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

Common Stock

On September 25, 2013, we issued 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to Richard T. Najarian, one of the members of our Board of Directors, for total consideration of $50,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

On February 20, 2013 and February 25, 2013, we sold an aggregate of 3,000,000 shares of our common stock, at a price of $0.05 per share, to three members of our Board of Directors as follows: Richard T. Najarian purchased 1,500,000 shares, John S. Borza purchased 1,000,000 shares, and Mitchell Felder purchased 500,000 shares, for total cash consideration of $150,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and all parties receiving shares of common stock were accredited investors because they are members of our Board of Directors.

On October 1, 2012, we issued Common Stock Purchase Warrants to Richard T. Najarian and John S. Borza for their services as members of our Board of Directors. Pursuant to the warrants, both will be able to purchase a maximum of 1,000,000 shares of our common stock at an exercise price of $1.45. The warrants may be exercised immediately. The issuance of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all parties receiving warrants were accredited investors because they are members of our Board of Directors.

On September 28, 2012, we issued warrants to each of the nine (9) members of our Board of Directors as compensation. Each Director received warrants to purchase 50,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) tranches, on January 15, 2013 and June 15, 2013, each with the condition that the individual is a member of our Board of Directors on such date.

On September 28, 2012, we issued warrants to each of the following six (6) executives as compensation: Hartman, Dr. Felder, Heidi H. Carl, Justin Felder, Richard T. Najarian and John S. Borza. Hartman and Dr. Felder each received warrants to purchase 105,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) tranches, on January 15, 2013 and June 15, 2013, each with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days and that the individual is an employee of or rendering services to the Company on such date. In December 2012, the Company and Dr. Felder agreed to terminate his employment agreement, effective as of its date of inception. The other four (4) executives received warrants to purchase 70,000 shares of our common stock at an exercise price of $1.45, also vesting in two (2) tranches, on January 15, 2013 and June 15, 2013, each with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days and that the individual is an employee of or rendering services to the Company on such date.

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

Directors Notes

On December 2, 2013, we entered into a Directors Bridge Loan Agreement Promissory Note dated November 18, 2013 with each of William A. Hartman, one of our officers and directors, and John S. Borza, one of our directors. Pursuant to each Promissory Note, we borrowed Fifty Thousand Dollars ($50,000). The principal amount of each Promissory Note, plus the Prepayment Premium (defined below), shall be due and payable on or before the earlier of (a) the date which is nine (9) months from the date of the note, or (b) three (3) business days following the receipt by us of funding (net of offering expenses, including finders fees, commissions, legal and other fees, and discounts) from any source, of at least One Million Dollars ($1,000,000) (the “Maturity Date”). The Prepayment Premium shall be determined by multiplying the then-outstanding principal amount of the Promissory Note by the Prepayment Premium based on the following schedule:

No. of Days After Issue Date:	Prepayment Premium:
0-30 days	115%
31-60 days	120%
61-90 days	125%
91-120 days	130%
121 days or more	135%

In the event the Promissory Note is not prepaid prior to the Maturity Date, the Prepayment Premium of 135% shall apply. Interest shall accrue on the outstanding principal amount on an annual basis at a rate of eight percent (8.0%).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2012 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Audit fees (1)	$7,200	$5,000
Audit related fees (2)	11,050	7,400
Tax fees	-	-
All other fees	-	-
Total	$18,250	$12,400
      _____________
(1)	Audit fees were principally for audit services.
(2)	Audit related fees were principally for work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q and private placement offering/registration statement.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (1)	Common Stock Purchase Warrant issued to The Lebrecht Group, APLC

10.8 (1)	Promissory Note issued to William A. Hartman dated December 31, 2010

10.9 (1)	Promissory Note issued to Mitchell Felder dated December 31, 2010

10.10 (1)	Promissory Note issued to William A. Hartman dated March 31, 2011

10.11 (1)	Promissory Note issued to Mitchell Felder dated March 31, 2011

10.12 (1)	Form of Warrant Sold in Private Placement

10.13 (2)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC

10.14 (2)	Frist Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC

10.15 (3)	Collaboration Agreement with the University of Texas System dated May 9, 2012

10.16 (4)	Employment Agreement with William A. Hartman, dated September 28, 2012

10.17 (4)	Employment Agreement with Dr. Mitchell S. Felder, dated September 28, 2012

10.18 (5)	Form of Directors and Officers Warrant

10.19 (6)	Form of Directors Stock Purchase Agreement

10.20 (7)	Cooperative Research and Development Agreement with U.S. Army Medical Research and Material Command dated June 7, 2013

10.21 (8)	Securities Purchase Agreement dated August 13, 2013

10.22 (8)	Convertible Promissory Note dated August 13, 2013

10.21 (9)	Form of Directors Bridge Loan Agreement Promissory Note dated November 18, 2013

10.22 (9)	Investment Agreement dated December 5, 2013

10.23 (9)	Registration Rights Agreement dated December 5, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on October 4, 2011.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 14, 2012.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 10, 2012.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 1, 2013.

(6)	Incorporated by reference from our Current Report on Form 8-K dated February 20, 2013, filed with the Commission on February 27, 2013.

(7)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 12, 2013.

(8)	Incorporated by reference from our Current Report on Form 8-K dated August 22, 2013, and filed with the Commission on August 28, 2013.

(9)	Incorporated by reference from our Current report on Form 8-K dated December 6, 2013, filed with the Commission on December 9, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: March 31, 2014		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer and Director

Dated: March 31, 2014		/s/ Heidi H. Carl
	By:	Heidi H. Carl
	Its:	Chief Financial Officer, Treasurer and Principal Accounting Officer

/s/ Dr. Mitchell S. Felder
	By:	Dr. Mitchell S. Felder, Director

/s/ Jay Rosen
	By:	Jay Rosen, Director

/s/ Justin Felder
	By:	Justin Felder, Director

/s/ John S. Borza
	By:	John S. Borza, Director

/s/ Richard T. Najarian
	By:	Richard T. Najarian, Director