Form 10-Q
period 2014-03-31
PREMIER BIOMEDICAL INC
filed 2014-05-14
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2014, there were 20,577,175 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1             Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$113,591	$15,800
Prepaid expenses	5,530	6,000
Total current assets	119,121	21,800

Property and equipment, net	3,456	3,689

Total assets	$122,577	$25,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$17,756	$122,334
Accounts payable, related parties	3,007	39,872
Accrued interest	-	3,298
Notes payable, related parties	-	109,000
Total current liabilities	20,763	274,504

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares	-	-
authorized, no shares issued and outstanding
Common stock, $0.00001 par value, 300,000,000 shares authorized,	196	184
19,627,299 and 18,355,819 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively
Additional paid in capital	7,124,036	6,535,913
Subscriptions payable, 100,000 and -0- shares at
March 31, 2014 and December 31, 2013, respectively	70,000	-
(Deficit) accumulated during development stage	(7,092,418)	(6,785,112)
Total stockholders' equity (deficit)	101,814	(249,015)

Total liabilities and stockholders' equity (deficit)	$122,577	$25,489

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			May 10, 2010
	For the Three Months		(inception) to
	Ended March 31,		March 31,
	2014	2013	2014

Revenue	$-	$-	$-

Operating expenses:
Research and development	2,742	83,679	298,496
General and administrative	47,817	2,318,400	3,128,092
Professional fees	227,292	230,431	3,108,626
Impairment of patents	-	-	46,591
Total operating expenses	277,851	2,632,510	6,581,805

Net operating loss	(277,851)	(2,632,510)	(6,581,805)

Other expense:
Interest expense	(29,455)	(240)	(430,690)
Total other expenses	(29,455)	(240)	(430,690)

Net loss	(307,306)	(2,632,750)	(7,012,495)

Deemed dividend	-	-	(79,923)

Net loss attributable to common stockholders	$(307,306)	$(2,632,750)	$(7,092,418)

Weighted average number of common shares
outstanding - basic and fully diluted	18,971,625	13,951,146

Net loss per share - basic and fully diluted	$(0.02)	$(0.19)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit) Accumulated	Total
					Additional		During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817
Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100
Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)
Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761
Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5
Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320
Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)
Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224
Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626
Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257
Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-
Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000
Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150
Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)
Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)
Imputed interest on non-interest bearing related party debts	-	-	-	-	840	-	-	840
Warrants granted for services	-	-	-	-	21,736	-	-	21,736
Amortization of warrants granted for services, related parties	-	-	-	-	259,044	-	-	259,044
Amortization of warrants granted for services	-	-	-	-	74,314	-	-	74,314
Modication of warrants, expiration of 190,289 warrants extended to July 23, 2013	-	-	-	-	79,923	-	(79,923)	-
Common stock issued as a commitment fee on financing, Kodiak Capital Group, LLC	-	-	559,140	6	352,253	-	-	352,259
Common stock issued for services	-	-	985,000	10	699,340	-	-	699,350
Common stock sold to Directors at $0.05 per share	-	-	4,000,000	40	199,960	-	-	200,000
Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,965,000	-	-	2,965,000
Exercise of warrants at $0.50 per share	-	-	61,000	1	30,499	-	-	30,500
Exercise of warrants at $0.10 per share	-	-	226,200	2	22,618	-	-	22,620
Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000
Beneficial conversion feature of convertible note	-	-	-	-	23,236	-	-	23,236
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(4,877,148)	(4,877,148)
Balance, December 31, 2013	-	$-	18,355,819	$184	$6,535,913	$-	$(6,785,112)	$(249,015)
Imputed interest on non-interest bearing related party debts	-	-	-	-	134	-	-	134
Exercise of warrants at $0.75 per share	-	-	15,000	-	11,250		-	11,250
Common stock sold for cash to Kodiak Capital Group, LLC	-	-	1,223,018	12	499,988	-	-	500,000
Common stock issued for services	-	-	33,462	-	27,000	70,000	-	97,000
Amortization of warrants granted for services	-	-	-	-	49,751	-	-	49,751
Net loss for the three months ended March 31, 2014	-	-	-	-	-	-	(307,306)	(307,306)
Balance, March 31, 2014 (Unaudited)	-	$-	19,627,299	$196	$7,124,036	$70,000	$(7,092,418)	$101,814

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			May 10, 2010
	For the Three Months		(inception) to
	Ended March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(307,306)	$(2,632,750)	$(7,012,495)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment of patents	-	-	46,591
Depreciation	233	162	1,201
Imputed interest on non-interest bearing related party debts	134	240	1,600
Amortization of debt discount	-	-	23,236
Stock based compensation	146,751	2,481,443	5,987,711
Decrease (increase) in assets:
Prepaid expenses	470	(494)	(5,530)
Increase (decrease) in liabilities:
Accounts payable	(104,578)	73,345	17,756
Accounts payable, related parties	(36,865)	5,174	(15,416)
Accrued interest	(3,298)	-	-
Net cash used in operating activities	(304,459)	(72,880)	(955,346)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	-	(13,351)
Purchases of property and equipment	-	-	(4,657)
Net cash used in investing activities	-	-	(18,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	-	26,500
Repayments on convertible note payable	-	-	(26,500)
Proceeds from notes payable, related parties	-	-	115,355
Repayments on notes payable, related parties	(109,000)	-	(115,355)
Proceeds from the sale of common stock	511,250	206,000	1,086,945
Net cash provided by financing activities	402,250	206,000	1,086,945

NET CHANGE IN CASH	97,791	133,120	113,591
CASH AT BEGINNING OF PERIOD	15,800	40,284	-

CASH AT END OF PERIOD	$113,591	$173,404	$113,591

SUPPLEMENTAL INFORMATION:
Interest paid	$32,619	$-
Income taxes paid	$-	$-

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During the three months ended March 31, 2014, the Company recognized $146,751 of stock based compensation expense, consisting of $49,751 related to common stock warrants issued for services, and $97,000 of compensation expense related to common stock issued for services. During the comparative three months ended March 31, 2013, the Company recognized $166,443 of stock based compensation expense, consisting of $129,993 related to common stock warrants issued for services, and $36,450 of compensation expense related to common stock issued for services.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $35,317 and $902 for the three months ended March 31, 2014 and 2013, respectively.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $7,092,418 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $3,000 and $37,690 as of March 31, 2014 and December 31, 2013, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The Company owed $7 and $2,182 as of March 31, 2014 and December 31, 2013, respectively, to the Company’s CEO for reimbursable expenses.

Notes Payable
From time to time, the Company has received short term loans from officers and directors as disclosed in Note 6 below.

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

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $202,675 and $117,889 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $25,317 and $11,811 of professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully expensed by December 31, 2013.

On September 28, 2012, the Company granted common stock warrants to one of the directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their service as a director. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $7,764 and $4,515 of professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$113,591	$-	$-
Total assets	113,591	-	-
Liabilities
Notes payable, related parties	-	-	-
Total liabilities	-	-	-
	$113,591	$-	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$15,800	$-	$-
Total assets	15,800	-	-
Liabilities
Notes payable, related parties	-	109,000	-
Total liabilities	-	109,000	-
	$15,800	$(109,000)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2014 or the year ended December 31, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2014 and December 31, 2013, respectively:

		March 31,	December 31,
		2014	2013

On November 18, 2013, the Company received an unsecured, 8% interest bearing loan in the amount of $50,000, due on August 18, 2014, or three business days following the receipt of one million dollars in funding, net of expenses, from the Company’s CEO. The note carries an additional prepayment premium of 35% of the principal if the note is not paid prior to maturity, and whereby the note holder is entitled to additional interest on the principal pursuant to the schedule listed below if the note is paid prior to maturity:
No. of days after issuance date:	Prepayment Premium:
0-30 days	15%
31-60 days	20%
61-90 days	25%
91-120 days	30%
121 days or more	35%
The note was repaid in full on March 12, 2014, in the total amount of $66,381, consisting of $50,000 of principal, $1,381 of interest and $15,000 of prepayment premium.		-	$50,000

On November 18, 2013, the Company received an unsecured, 8% interest bearing loan in the amount of $50,000, due on August 18, 2014, or three business days following the receipt of one million dollars in funding, net of expenses, from one of the Company’s Directors. The note carries an additional prepayment premium of 35% of the principal if the note is not paid prior to maturity, and whereby the note holder is entitled to additional interest on the principal pursuant to the same schedule listed above in the $50,000 note from the Company’s CEO. The note was repaid in full on March 12, 2014, in the total amount of $66,238, consisting of $50,000 of principal, $1,238 of interest and $15,000 of prepayment premium.
		-	50,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO. The note was repaid in full on March 7, 2014.		-	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand and a from the Company’s Chairman of the Board of Directors. The note was repaid in full on March 12, 2014.		-	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors. The loan was repaid in full on July 2, 2013.		-	-

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors. The note was repaid in full on March 12, 2014.		-	3,000

Total notes payable, related parties		-	109,000
Less: current portion		-	109,000
Notes payable, related parties, less current portion		$-	$-

The Company recorded interest expense in the amount of $29,321 and $-0- for the three months ended March 31, 2014 and 2013, respectively, and imputed interest expense in the amount of $134 and $240 for the three months ended March 31, 2014 and 2013, respectively related to notes payable, related parties.

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

Note 8 – Equity Line of Credit

On January 17, 2014, our registration statement became effective whereby we registered 15 million shares of common stock that we will sell to Kodiak Capital Group, LLC (“Kodiak”) over time pursuant to an Investment Agreement entered into on December 5, 2013 wherein Kodiak agreed to invest up to five million dollars ($5,000,000). The offering will terminate on the earlier of (i) when all 15 million shares are sold, (ii) when the maximum offering amount of $5,000,000 has been achieved, or (iii) on January 17, 2016, unless we terminate it earlier. The Investment Agreement includes a termination date of July 17, 2014, but may be extended.

The Company cannot submit a new put notice until after the closing of the previous notice. The purchase price for the shares pursuant to the put notice will be equal to seventy-five percent (75%) of the lowest closing best bid price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak (“Put Notice”) of our election to put shares pursuant to the Investment Agreement, subject to a limitation, whereby Kodiak’s holdings cannot exceed 9.9% of the outstanding shares of common stock. The shares must be paid for and share certificates delivered within the “pricing period,” which is five (5) trading days from the date the put notice is delivered (“Put Date”).

On October 15, 2013, the Company paid to Kodiak an initial fee of $10,000 and issued 391,398 shares of common stock following execution of the Agreement, along with the issuance of another 167,742 shares to Manners, Inc. as commitment fees. In addition, the Company has agreed to pay a consulting firm, Cambridge Partners Atlanta Group, LLC (“Cambridge”), an introduction fee payable as follows: (i) ten percent (10%) of the first $1,000,000 in total draws, (ii) seven percent (7%) on the draws from $1,000,000 to $1,500,000; and (iii) five percent (5%) on all draws in excess of $1,500,000. Cambridge is entitled to these introduction fees on all proceeds received from Kodiak until the termination date of the consulting agreement, which is September 26, 2015.

The Company intends to use the proceeds from the sale of common stock pursuant to the agreement to pay down debt, research and development activities, general corporate and working capital purposes, or for other purposes that the board of directors deems to be in the best interest of the Company.

As of the date of this report, the Company has sold a total of 1,434,659 shares of common stock in exchange for total proceeds of $600,000 pursuant to the investment agreement, in addition to the initial issuance of 559,140 common shares as a commitment fee.

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

Common Stock (2014)
On March 19, 2014, the Company recorded a subscription payable of $70,000 for 100,000 shares of common stock that were granted for services performed. The total fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 17, 2014.

On March 14, 2014, we sold 181,819 shares of our common stock to Kodiak in exchange for proceeds of $100,000 pursuant to our third Put Notice under our equity line of credit as delivered on March 6, 2014.

On March 7, 2014, the Company granted 15,000 shares of common stock for services performed. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On February 24, 2014, we sold 374,532 shares of our common stock to Kodiak in exchange for proceeds of $250,000 pursuant to our second Put Notice under our equity line of credit as delivered on February 12, 2014.

On February 20, 2014, a warrant holder elected to exercise warrants consisting of 10,000 shares of its common stock pursuant to a unit offering previously sold on March 11, 2013 in exchange for proceeds of $7,500.

On February 12, 2014, a warrant holder elected to exercise warrants consisting of 5,000 shares of its common stock pursuant to a unit offering previously sold on February 20, 2013 in exchange for proceeds of $3,750.

On February 10, 2014, the Company granted 18,462 shares of common stock for services performed. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

On February 3, 2014, we sold 666,667 shares of our common stock to Kodiak in exchange for proceeds of $150,000 pursuant to our first Put Notice under our equity line of credit as delivered on January 25, 2014.

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

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the three months ended March 31, 2014 and 2013.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the three months ended March 31, 2014 and 2013.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the three months ended March 31, 2014 and 2013.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at March 31, 2014.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	6.2 years	$0.001	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	March 31,	December 31,
	2014	2013

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the three months ended March 31, 2014 and 2013 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no series A preferred stock warrants granted during the three months ended March 31, 2014 or the year ended December 31, 2013.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2013	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, March 31, 2014	2,000,000	$0.001

Exercisable, March 31, 2014	2,000,000	$0.001

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 11 – Common Stock Warrants

Common Stock Warrants Granted (2014)
No warrants were granted during the three months ended March 31, 2014.

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

On September 25, 2013, the Company granted common stock warrants to an independent contractor to purchase a total of 300,000 shares of common stock at $0.96 per share for consulting services. The warrants vest monthly in 50,000 increments over six months commencing on October 1, 2013. The warrants are exercisable over three (3) years from October 1, 2013. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The fair value of the 300,000 common stock warrants using the Black-Scholes option-pricing model is $134,709, or $0.4490 per share as of December 31, 2013, based on a volatility rate of 105%, a risk-free interest rate of 1.75% and an expected term of 3 years. A total of $46,898 and $74,314 was expensed as professional fee expense during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

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

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $202,675 and $117,889 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $25,317 and $11,811 of professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully expensed by December 31, 2013.

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $7,764 and $4,515 of professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

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

Common Stock Warrants Cancelled
No warrants were cancelled during the three months ended March 31, 2014 and 2013.

Common Stock Warrants Expired
A total of 110,000 and -0- warrants expired during the three months ended March 31, 2014 and 2013, respectively.

Common Stock Warrants Exercised
On February 20, 2014, a warrant holder elected to exercise warrants consisting of a total of 10,000 shares of its common stock pursuant to a unit offering previously sold on March 11, 2013 in exchange for total proceeds of $7,500.

On February 12, 2014, a warrant holder elected to exercise warrants consisting of a total of 5,000 shares of its common stock pursuant to a unit offering previously sold on February 20, 2013 in exchange for total proceeds of $3,750.

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

The following is a summary of information about the Common Stock Warrants outstanding at March 31, 2014.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	39,540,000	6.1 years	$0.1154	39,540,000	$0.1154

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	March 31,	December 31,
	2014	2013

Average risk-free interest rates	2.80%	2.80%
Average expected life (in years)	1.4	1.4

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the three months ended March 31, 2014 and 2013 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.75 per warrant granted during the three months ended March 31, 2013. No warrants were granted during the three months ended March 31, 2014.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	39,686,489	$0.1114
Warrants cancelled	(209,289)	(0.4962)
Warrants granted	460,000	0.8326
Warrants exercised	(287,200)	(0.1850)
Balance, December 31, 2013	39,650,000	$0.1172
Warrants cancelled	(95,000)	(0.75)
Warrants granted	-	-
Warrants exercised	(15,000)	(0.75)
Balance, March 31, 2014	39,540,000	$0.1154

Exercisable, March 31, 2014	39,540,000	$0.1154

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2014 and December 31, 2013, the Company had approximately $1,432,162 and $1,245,131 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$501,260	$457,320

Net deferred tax assets before valuation allowance	$501,260	$457,320
Less: Valuation allowance	(501,260)	(457,320)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2014 and December 31, 2013, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2014	2013

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

Common Stock
On May 8, 2014, we sold 588,235 shares of our common stock to Kodiak in exchange for proceeds of $100,000 pursuant to our fifth Put Notice under our equity line of credit as delivered on April 30, 2014.

On April 17, 2014, the Company issued 100,000 shares of common stock in settlement of a subscriptions payable of $70,000 granted on March 19, 2014 for services performed.

On April 10, 2014, we sold 211,641 shares of our common stock to Kodiak in exchange for proceeds of $100,000 pursuant to our fourth Put Notice under our equity line of credit as delivered on April 2, 2014.

On April 3, 2014, the Company granted 50,000 shares of common stock for services performed. The total fair value of the common stock was $40,500 based on the closing price of the Company’s common stock on the date of grant.

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

Results of operations for the three months ended March 31, 2014 and 2013:

Introduction

We had no revenues for the three months ended March 31, 2014. Our operating expenses were $277,851 for the three months ended March 31, 2014 compared to $2,632,510 for the three months ended March 31, 2013, a decrease of $2,354,659, or 89%. Our operating expenses consisted mostly of professional fees and general and administrative expenses as we continued to incur research and development costs in connection with our U.S. Army CRADA and UTEP Collaborative Agreements.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months	Three Months
	March 31,	March 31,	Increase /
	2014	2013	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	2,742	83,679	(80,937)
General and administrative	47,817	2,318,400	(2,270,583)
Professional fees	227,292	230,431	(3,139)
Total operating expenses	277,851	2,632,510	(2,354,659)

Net operating loss	(277,851)	(2,632,510)	(2,354,659)
Other expense	(29,455)	(240)	29,215

Net loss	$(307,306)	$(2,632,750)	$(2,325,444)

Revenues

The Company was established on May 10, 2010 and is in the development stage and had no revenues for the period from May 10, 2010 (inception) to March 31, 2014.

Research and Development

Research and development expenses were $2,742 for the three months ended March 31, 2014 compared to $83,679 for the three months ended March 31, 2013, a decrease of $80,937, or 97%. The decrease was a result of short-term delay of payments due for the research and development done through our partners, specifically the University of Texas at El Paso and the U.S. Army, during the three months ended March 31, 2014. We also had no expenses related to the development of our patented technologies during the three months ended March 31, 2014. We anticipate that research and development costs will, on average, be higher than those incurred in the three months ended March 31, 2014, but less than those incurred in the three months ended March 31, 2013.

General and Administrative

General and administrative expenses were $47,817 for the three months ended March 31, 2014 compared to $2,318,400 for the three months ended March 31, 2013, a decrease of $2,270,583, or 98%. The decrease was primarily due to the elimination of compensation related to stock issuances to Directors incurred during the three months ended March 31, 2013 that was not incurred during the three months ended March 31, 2014. For the three months ended March 31, 2014, a total of $27,000 of advertising expenses were paid with the issuance of 33,462 shares of common stock in lieu of cash, and the remaining $20,817 of general and administrative expenses was paid, or owed in cash.

Professional Fees

Professional fees expense was $227,292 for the three months ended March 31, 2014 compared to $230,431 for the three months ended March 31, 2013, a decrease of $3,139, or 1%. Amounts for both periods reflect the amortization of non-cash stock based compensation related to common stock warrants granted to officers and directors in 2012. For the three months ended March 31, 2014, professional fees consisted of $119,751of stock based compensation, including $49,751 of amortization of non-cash stock based compensation related to common stock warrants granted to a consultant in 2013, $70,000 from the fair value of 100,000 shares of a common stock subscription payable granted for services, and approximately $107,541 of professional fees paid, or owed in cash.

Net Operating Loss

Net operating loss for the three months ended March 31, 2014 was $277,851, or ($0.01) per share compared to a net operating loss of $2,632,510 for the three months ended March 31, 2013, or ($0.19) per share, a decrease of $2,354,659, or 89%. Net operating loss decreased primarily due to a decrease in research and development expenses and compensation related to stock issuances to Directors.

Other Expense

Other expense for the three months ended March 31, 2014 was $29,455 compared to $240 for the three months ended March 31, 2013, an increase of $29,215, or 12,173%. Other expense consisted of interest and finance charges on debt and equity financing, consisting of interest on Officer and Director loans during the three months ended March 31, 2014 compared to $240 of imputed interest on non-interest bearing debts owed to our Officers and Directors during the three months ended March 31, 2013.

Net Loss

Net loss for the three months ended March 31, 2014 was $307,306 or ($0.02) per share compared to a net loss of $2,632,750 for the three months ended March 31, 2013, or ($0.19) per share, an increase of $2,325,444, or 88%. Net loss increased primarily due to a decrease in research and development expenses and compensation related to stock issuances to Directors.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 and December 31, 2013, respectively, are as follows:

	March 31,	December 31,
	2014	2013	Change

Cash	$113,591	$15,800	$97,791
Total Current Assets	119,121	21,800	97,321
Total Assets	122,577	25,489	97,088
Total Current Liabilities	20,763	274,504	253,741
Total Liabilities	$20,763	$274,504	$253,741

Our cash and total current assets increased because we were able to raise capital from the sale of our common stock. Our total current liabilities decreased because we used the proceeds of those stock sales to pay off debt. Our stockholders’ equity went from a deficit of $249,015 at December 31, 2013 to equity of $101,814 at March 31, 2014.

Cash Requirements

Our cash on hand as of March 31, 2014 was $113,591. Based on our lack of revenues and current monthly burn rate of approximately $33,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

On January 17, 2014, our registration statement became effective whereby we registered 15 million shares of common stock that we will sell to Kodiak Capital Group, LLC over time pursuant to an Investment Agreement entered into on December 5, 2013 wherein Kodiak agreed to invest up to five million dollars ($5,000,000). The offering will terminate on the earlier of (i) when all 15 million shares are sold, (ii) when the maximum offering amount of $5,000,000 has been achieved, or (iii) on January 17, 2016, unless we terminate it earlier (the Investment Agreement provides for a termination on July 17, 2014). As of March 31, 2014, we have received a total of $500,000 from the sale of our common stock to Kodiak.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(304,459) for the three months ended March 31, 2014, as compared to $(72,880) for the three months ended March 31, 2013. For the three months ended March 31, 2014, the net cash used in operating activities consisted primarily of our net loss of $(307,306), a decrease in accounts payable of $(104,578) and accounts payabale to related parties of $(36,865), offset by non-cash adjustments to our net loss, primarily $146,751 of stock based compensation. For the three months ended March 31, 2013, the net cash used in operating activities consisted primarily of our net loss of $(2,632,750) offset primarily by $2,481,443 of stock based compensation and an increase in accounts payable of $73,345.

Investments

We had zero net cash used in investing activities for the three months ended March 31, 2014 and 2013.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2014 was $402,250, compared to $206,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, our financing activities consisted of proceeds from the sale of common stock of $511,250, offset by repayments on notes payable to related parties of $109,000. For the three months ended March 31, 2013, our financing activities consisted of proceeds of $206,000 from the sale of common stock.

Debt Instruments, Guarantees, and Related Covenants

None.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2014 and March 10, 2014, we issued 18,462 and 15,000 shares of our common stock, respectively, restricted in accordance with Rule 144, to a third-party pursuant to a Service Provider Agreement dated January 29, 2014. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

ITEM 3          Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4          Mine Safety Disclosures

Not applicable.

ITEM 5          Other Information

There have been no events which are required to be reported under this Item.

ITEM 6          Exhibits

(a)  Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document
__________________
(1)  Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 14, 2014		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer