Form 10-Q
period 2014-06-30
PREMIER BIOMEDICAL INC
filed 2014-08-14
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2014, there were 20,677,175 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$199,422	$15,800
Prepaid expenses	32,243	6,000
Total current assets	231,665	21,800

Property and equipment, net	3,223	3,689

Total assets	$234,888	$25,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$42,753	$122,334
Accounts payable, related parties	17,250	39,872
Accrued interest	-	3,298
Notes payable, related parties	-	109,000
Total current liabilities	60,003	274,504

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized,
20,677,175 and 18,355,819 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	207	184
Additional paid in capital	7,476,925	6,535,913
(Deficit) accumulated during development stage	(7,302,247)	(6,785,112)
Total stockholders' equity (deficit)	174,885	(249,015)

Total liabilities and stockholders' equity (deficit)	$234,888	$25,489

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					May 10, 2010
	For the Three Months		For the Six Months		(inception) to
	Ended June 30,		Ended June 30,		June 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	52,220	38,061	54,962	121,740	350,716
General and administrative	40,297	8,828	88,114	2,327,228	3,168,389
Professional fees	117,312	166,217	344,604	396,648	3,225,938
Impairment of patents	-	-	-	-	46,591
Total operating expenses	209,829	213,106	487,680	2,845,616	6,791,634

Net operating loss	(209,829)	(213,106)	(487,680)	(2,845,616)	(6,791,634)

Other expense:
Interest expense	-	(240)	(29,455)	(480)	(430,690)
Total other expenses	-	(240)	(29,455)	(480)	(430,690)

Net loss	(209,829)	(213,346)	(517,135)	(2,846,096)	(7,222,324)

Deemed dividend	-	(79,923)	-	(79,923)	(79,923)

Net loss attributable to common stockholders	$(209,829)	$(293,269)	$(517,135)	$(2,926,019)	$(7,302,247)

Weighted average number of common shares
outstanding - basic and fully diluted	20,300,039	15,584,479	19,639,502	14,772,324

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)	$(0.03)	$(0.20)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	(Deficit) Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817

Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100

Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)

Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761

Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5

Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320

Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)

Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224

Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626

Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257

Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-

Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000

Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150

Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)

Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)

Imputed interest on non-interest bearing related party debts	-	-	-	-	840	-	-	840

Warrants granted for services	-	-	-	-	21,736	-	-	21,736

Amortization of warrants granted for services, related parties	-	-	-	-	259,044	-	-	259,044

Amortization of warrants granted for services	-	-	-	-	74,314	-	-	74,314

Modication of warrants, expiration of 190,289 warrants extended to July 23, 2013	-	-	-	-	79,923	-	(79,923)	-

Common stock issued as a commitment fee on financing, Kodiak Capital Group, LLC	-	-	559,140	6	352,253	-	-	352,259

Common stock issued for services	-	-	985,000	10	699,340	-	-	699,350

Common stock sold to Directors at $0.05 per share	-	-	4,000,000	40	199,960	-	-	200,000

Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,965,000	-	-	2,965,000

Exercise of warrants at $0.50 per share	-	-	61,000	1	30,499	-	-	30,500

Exercise of warrants at $0.10 per share	-	-	226,200	2	22,618	-	-	22,620

Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000

Beneficial conversion feature of convertible note	-	-	-	-	23,236	-	-	23,236

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(4,877,148)	(4,877,148)

Balance, December 31, 2013	-	$-	18,355,819	$184	$6,535,913	$-	$(6,785,112)	$(249,015)

Imputed interest on non-interest bearing related party debts	-	-	-	-	134	-	-	134

Exercise of warrants at $0.75 per share	-	-	15,000	-	11,250		-	11,250

Common stock sold for cash to Kodiak Capital Group, LLC	-	-	2,022,894	20	699,980	-	-	700,000

Common stock issued for services	-	-	283,462	3	179,897	-	-	179,900

Amortization of warrants granted for services	-	-	-	-	49,751	-	-	49,751

Net loss for the six months ended June 30, 2014	-	-	-	-	-	-	(517,135)	(517,135)

Balance, June 30, 2014 (Unaudited)	-	$-	20,677,175	$207	$7,476,925	$-	$(7,302,247)	$174,885

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months		May 10, 2010 (inception) to
	Ended June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(517,135)	$(2,846,096)	$(7,222,324)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment of patents	-	-	46,591
Depreciation	466	325	1,434
Imputed interest on non-interest bearing related party debts	134	480	1,600
Amortization of debt discount	-	-	23,236
Stock based compensation	229,651	2,610,494	6,070,611
Decrease (increase) in assets:
Prepaid expenses	(26,243)	(306)	(32,243)
Increase (decrease) in liabilities:
Accounts payable	(79,581)	5,171	42,753
Accounts payable, related parties	(22,622)	23,412	(1,173)
Accrued interest	(3,298)	-	-
Net cash used in operating activities	(418,628)	(206,520)	(1,069,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	-	(13,351)
Purchases of property and equipment	-	-	(4,657)
Net cash used in investing activities	-	-	(18,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	-	26,500
Repayments on convertible note payable	-	-	(26,500)
Proceeds from notes payable, related parties	-	-	115,355
Repayments on notes payable, related parties	(109,000)	-	(115,355)
Proceeds from the sale of common stock	711,250	211,500	1,286,945
Net cash provided by financing activities	602,250	211,500	1,286,945

NET CHANGE IN CASH	183,622	4,980	199,422
CASH AT BEGINNING OF PERIOD	15,800	40,284	-

CASH AT END OF PERIOD	$199,422	$45,264	$199,422

SUPPLEMENTAL INFORMATION:
Interest paid	$32,619	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend on modification of warrants issued in equity offering	$-	$79,923

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During the six months ended June 30, 2014, the Company recognized $229,651 of stock based compensation expense, consisting of $49,751 related to common stock warrants issued for services, and $179,900 of compensation expense related to common stock issued for services. During the comparative six months ended June 30, 2013, the Company recognized $295,494 of stock based compensation expense, consisting of $259,044 related to common stock warrants issued for services, and $36,450 of compensation expense related to common stock issued for services.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $68,055 and $1,764 for the six months ended June 30, 2014 and 2013, respectively.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and incurred net losses from operations, resulting in an accumulated deficit of $7,302,247 as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $17,150 and $37,690 as of June 30, 2014 and December 31, 2013, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $100 and $2,182 as of June 30, 2014 and December 31, 2013, respectively, to the Company’s CEO for reimbursable expenses.

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

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an officer. In December 2012, the Company and our CEO agreed to terminate his employment agreement, effective as of its date of inception. The warrants carry a vesting period of 50% on January 15, 2013 and the remaining 50% vested on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2014, and December 31, 2013:

	Fair Value Measurements at June 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$199,422	$-	$-
Total assets	199,422	-	-
Liabilities
Notes payable, related parties	-	-	-
Total liabilities	-	-	-
	$199,422	$-	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$15,800	$-	$-
Total assets	15,800	-	-
Liabilities
Notes payable, related parties	-	109,000	-
Total liabilities	-	109,000	-
	$15,800	$(109,000)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2014, or the year ended December 31, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2014, and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013

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

The Company recorded interest expense in the amount of $29,321 and $-0- for the six months ended June 30, 2014 and 2013, respectively, and imputed interest expense in the amount of $134 and $480 for the six months ended June 30, 2014 and 2013, respectively related to notes payable, related parties.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 7 – Commitments and Contingencies

On May 9, 2012, the Company entered into a Collaborative Agreement with the University of Texas at El Paso. Pursuant to the terms of the Agreement, the Company will work jointly with the University to develop a series of research and development programs around its sequential-dialysis technology in the areas of Alzheimer's Disease, Traumatic Brain Injury (TBI), Chronic Pain Syndrome, Fibromyalgia, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), Blood Sepsis, Cancer, Heart Attacks and Strokes. The programs will utilize the facilities at one or more of the University of Texas’ campuses. The Company will pay the University’s actual overhead for the projects, plus a negotiated facility and administration overhead expense, and 10% of all gross revenues associated with the sale, license and/or royalties of all products and treatment procedures directly affiliated with programs. Intellectual property jointly invented and developed as a result of the projects will be owned jointly by the University and the Company. The agreement has an initial term of five (5) years, and is renewable upon mutual agreement of the parties.

Note 8 – Equity Line of Credit

On January 17, 2014, the Company’s registration statement became effective whereby it registered 15 million shares of common stock that it will sell to Kodiak Capital Group, LLC (“Kodiak”) over time pursuant to an Investment Agreement entered into on December 5, 2013 wherein Kodiak agreed to invest up to five million dollars ($5,000,000). The offering will terminate on the earlier of (i) when all 15 million shares are sold, (ii) when the maximum offering amount of $5,000,000 has been achieved, or (iii) on January 17, 2016, unless the Company terminates it earlier. The investment Agreement included a termination date of July 17, 2014, but on July 9, 2014 it was extended to run through July 17, 2015.

The Company cannot submit a new put notice until after the closing of the previous notice. The purchase price for the shares pursuant to the put notice will be equal to seventy-five percent (75%) of the lowest closing best bid price of the common stock during the five consecutive trading days immediately following the date of its notice to Kodiak (“Put Notice”) of its election to put shares pursuant to the Investment Agreement, subject to a limitation, whereby Kodiak’s holdings cannot exceed 9.9% of the outstanding shares of common stock. The shares must be paid for and share certificates delivered within the “pricing period,” which is five (5) trading days from the date the put notice is delivered (“Put Date”).

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

As of the date of this report, the Company has sold a total of 2,022,894 shares of common stock in exchange for total proceeds of $700,000 pursuant to the investment agreement, in addition to the initial issuance of 559,140 common shares as a commitment fee.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 9 – Stockholders’ Equity

Convertible Preferred Stock, Series A
The Company has 10,000,000 authorized shares of Preferred Stock, of which 2,000,000 shares of $0.001 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”) have been designated. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share into one (1) fully paid and non-assessable share of Common Stock. Each outstanding share of Series A Preferred Stock is entitled to one hundred (100) votes per share on all matters to which the shareholders of the Corporation are entitled or required to vote. The Company shall reserve and keep available out of its authorized but unissued shares of Common Stock such number of shares sufficient to effect the conversions. No shares of Series A Preferred Stock have been granted to date.

Common Stock
The Company has 300,000,000 authorized shares of $0.00001 par value Common Stock.

Common Stock (2014)
On June 19, 2014, the Company granted 100,000 shares of common stock for services performed. The total fair value of the common stock was $42,400 based on the closing price of the Company’s common stock on the date of grant.

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

On March 19, 2014, the Company granted 100,000 shares of common stock for services performed. The total fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 17, 2014.

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

On June 27, 2013, two warrant holders elected to exercise warrants consisting of a total of 20,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011, in exchange for total proceeds of $2,000. The shares were subsequently issued on July 19, 2013.

On June 21, 2013, a total of seven warrant holders elected to exercise warrants consisting of a total of 35,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011, in exchange for total proceeds of $3,500. The shares were subsequently issued on July 3, 2013.

On March 11, 2013, a warrant holder elected to exercise warrants consisting of a 10,000 shares of its common stock pursuant to a unit offering previously sold on February 28, 2011, in exchange for proceeds of $1,000.

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

On January 9, 2013, the Company issued 40,000 shares of its common stock that were sold on December 31, 2012, pursuant to a unit offering in exchange for proceeds of $20,000 that were presented as a subscriptions payable at December 31, 2012.

Common Stock (2012)
On December 31, 2012, the Company sold 40,000 shares of its common stock and an equal number of warrants exercisable at $0.75 per share over a one year term pursuant to a unit offering in exchange for proceeds of $20,000. The shares were subsequently issued on January 9, 2013, as such, the proceeds were presented as a subscriptions payable at December 31, 2012.

On October 24, 2012, a warrant holder elected to exercise warrants consisting of a 10,000 shares of its common stock pursuant to a unit offering previously sold on February 28, 2011, in exchange for proceeds of $1,000.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 21, 2012, four warrant holders elected to exercise warrants consisting of a total of 40,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011, in exchange for total proceeds of $4,000.

On various dates from August 9, 2012, through September 18, 2012, the Company issued a total of 420,000 shares of the Company’s common stock at $0.10 per share amongst a total of forty four warrant holders, in exchange for total proceeds of $42,000 pursuant to warrant exercise notices from unit offerings previously sold on February 28, 2011.

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

Common Stock (2011)
On various dates from April 1, 2011, through June 3, 2011, the Company sold a total of 228,000 shares of the Company’s common stock at $0.25 per share, in exchange for total proceeds of $57,000 to a total of eighteen independent investors. The Company was able to increase its offering price from its February 28, 2011, offerings due to developments with regard to an anticipated Cooperative Research and Development Agreement, or CRADA, involving clinical tests on patients which it anticipates will be conducted in conjunction with the Department of Defense, along with the increased enterprise value generated from the capital previously received.

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

Beneficial Conversion Feature
On August 13, 2013, the Company entered into a convertible promissory note with LG Capital Funding, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.3737 below the market price of $0.80 on the August 13, 2013, origination date resulted in a debt discount value of $23,236 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan, which was accelerated upon the repayment prior to maturity on November 6, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Note 10 – Series A Convertible Preferred Stock Warrants

Series A Convertible Preferred Stock Warrants Granted
On June 21, 2010, the Company issued warrants to purchase 1,000,000 shares of Series A Convertible Preferred Stock at $0.001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 shares of founder’s shares of common stock to the Company’s CEO. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $890, or $0.00089 per share, using the stated term, or ten years, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

On June 21, 2010, the Company issued warrants to purchase 1,000,000 shares of Series A Convertible Preferred Stock at $0.001 per share over a ten year period from the date of issuance, in exchange for proceeds of $30 in conjunction with the sale of 3,000,000 shares of founder’s shares of common stock to the Company’s Chairman of the Board. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The total fair value of the warrants using the Black-Scholes option-pricing model is $890, or $0.00089 per share, using the stated term, or ten years, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

Series A Preferred Stock Warrants Cancelled
No series A preferred stock warrants were cancelled during the six months ended June 30, 2014 and 2013.

Series A Preferred Stock Warrants Expired
No series A preferred stock warrants were expired during the six months ended June 30, 2014 and 2013.

Series A Preferred Stock Warrants Exercised
No series A preferred stock warrants were exercised during the six months ended June 30, 2014 and 2013.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at June 30, 2014.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.001	2,000,000	6.0 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30,	December 31,
	2014	2013

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the six months ended June 30, 2014 and 2013, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no series A preferred stock warrants granted during the six months ended June 30, 2014, or the year ended December 31, 2013.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2013	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, June 30, 2014	2,000,000	$0.001

Exercisable, June 30, 2014	2,000,000	$0.001

Note 11 – Common Stock Warrants

Common Stock Warrants Granted (2014)
No warrants were granted during the six months ended June 30, 2014.

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

On September 25, 2013, the Company granted common stock warrants to an independent contractor to purchase a total of 300,000 shares of common stock at $0.96 per share for consulting services. The warrants vest monthly in 50,000 increments over six months commencing on October 1, 2013. The warrants are exercisable over three (3) years from October 1, 2013. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The fair value of the 300,000 common stock warrants using the Black-Scholes option-pricing model is $134,709, or $0.4490 per share as of December 31, 2013, based on a volatility rate of 105%, a risk-free interest rate of 1.75% and an expected term of 3 years. A total of $49,751 and $74,314 was expensed as professional fee expense during the six months ended June 30, 2014, and the year ended December 31, 2013, respectively.

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

On September 28, 2012, the Company granted common stock warrants to the Company’s CEO pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as an Officer. In December 2012, the Company and our CEO agreed to terminate his employment agreement, effective as of its date of inception. The warrants carry a vesting period of 50% on January 15, 2013, and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

On September 28, 2012, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors pursuant to the commencement of an employment agreement to purchase a total of 105,000 shares of common stock at $1.45 per share for his services as the Chairman of the Board. In December 2012, the Company and Dr. Felder agreed to terminate his employment agreement, effective as of its date of inception. The warrants carry a vesting period of 50% on January 15, 2013, and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The fair value of the 105,000 common stock warrants using the Black-Scholes option-pricing model is $74,798, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $11,644 and $6,773 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

On September 28, 2012, the Company granted 50,000 common stock warrants to each of nine Directors to purchase a total of 450,000 shares of common stock at $1.45 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013, and the remaining 50% vest on June 15, 2013. The total fair value of the 450,000 common stock warrants using the Black-Scholes option-pricing model is $320,564, or $0.7315 per share, based on a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $202,675 and $117,889 of amortization recorded to professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

On September 28, 2012, the Company granted 70,000 common stock warrants to each of three Directors to purchase a total of 210,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013, and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 210,000 common stock warrants using the Black-Scholes option-pricing model is $133,788, or $0.6371 per share as of December 31, 2012, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 88%, a risk-free interest rate of 1.18% and an expected term of 7 years. The Company recognized a total of $25,317 and $11,811 of professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully expensed by December 31, 2013.

On September 28, 2012, the Company granted common stock warrants to one of the Directors to purchase 70,000 shares of common stock at $1.45 per share for services provided above and beyond their services as Directors. The warrants carry a vesting period of 50% on January 15, 2013, and the remaining 50% vest on June 15, 2013. The option to exercise this warrant shall only be available if the Company’s common stock reaches a bid price of three dollars ($3.00) per share and remains at or above three dollars ($3.00) per share for thirty (30) consecutive trading days on any and all markets or exchanges which the Company’s common stock is traded (triggering event). The warrants are exercisable over seven (7) years after the triggering event. The total fair value of the 70,000 common stock warrants using the Black-Scholes option-pricing model is $49,865, or $0.7315 per share, based on a 76% discount using a 24% probability that the triggering event would be satisfied, a volatility rate of 108%, a risk-free interest rate of 0.49% and an expected term of 3.76 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $7,764 and $4,515 of professional fee expense during the years ended December 31, 2013 and 2012, respectively. The warrants were fully amortized by December 31, 2013.

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

On June 11, 2012, the Company sold warrants to purchase a total of 160,004 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for total proceeds of $56,000 in conjunction with the sale of 160,004 shares of common stock to a total of seven independent investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 8, 2012, the Company sold warrants to purchase 6,000 shares of common stock at $0.50 per share over a one year period from the date of sale, in exchange for proceeds of $2,100 in conjunction with the sale of 6,000 shares of common stock to an independent investor. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

Common Stock Warrants Cancelled
No warrants were cancelled during the six months ended June 30, 2014 and 2013.

Common Stock Warrants Expired
A total of 110,000 and -0- warrants expired during the six months ended June 30, 2014 and 2013, respectively.

Common Stock Warrants Exercised
On February 20, 2014, a warrant holder elected to exercise warrants consisting of a total of 10,000 shares of its common stock pursuant to a unit offering previously sold on March 11, 2013, in exchange for total proceeds of $7,500.

On February 12, 2014, a warrant holder elected to exercise warrants consisting of a total of 5,000 shares of its common stock pursuant to a unit offering previously sold on February 20, 2013, in exchange for total proceeds of $3,750.

On various dates between July 2, 2013, and July 25, 2013, the Company issued a total of 61,000 shares of its common stock pursuant to warrant exercises at $0.50 per share amongst eight investors in exchange for total proceeds of $30,500.

On various dates between July 6, 2013, and July 25, 2013, the Company issued a total of 161,200 shares of its common stock pursuant to warrant exercises at $0.10 per share amongst twenty one investors in exchange for total proceeds of $16,120.

On June 27, 2013, two warrant holders elected to exercise warrants consisting of a total of 20,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011, in exchange for total proceeds of $2,000. The shares were subsequently issued on July 19, 2013, as such, the proceeds were presented as a subscriptions payable at June 30, 2013.

On June 21, 2013, a total of seven warrant holders elected to exercise warrants consisting of a total of 35,000 shares of its common stock pursuant to unit offerings previously sold on February 28, 2011, in exchange for total proceeds of $3,500. The shares were subsequently issued on July 3, 2013, as such, the proceeds were presented as a subscriptions payable at June 30, 2013.

On March 11, 2013, there were 10,000 common stock warrants exercised in exchange for proceeds of $1,000.

A total of 710,000 common stock warrants were exercised during the year ended December 31, 2012. The exercises resulted in the issuance of a total of 709,990 shares of common stock, including 40,000 shares that were subsequently issued on October 16, 2012, and total proceeds of $46,000 during the year ended December 31, 2012.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following is a summary of information about the Common Stock Warrants outstanding at June 30, 2014.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.00001 – $1.45	39,540,000	5.9 years	$0.1154	39,540,000	$0.1154

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30,	December 31,
	2014	2013

Average risk-free interest rates	2.80%	2.80%
Average expected life (in years)	1.4	1.4

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the six months ended June 30, 2014 and 2013, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.75 per warrant granted during the six months ended June 30, 2013. No warrants were granted during the six months ended June 30, 2014.

Premier Biomedical, Inc.
(A Development Stage Company)
Notes to Financial Statements
 (Unaudited)

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	39,686,489	$0.1114
Warrants cancelled	(209,289)	(0.4962)
Warrants granted	460,000	0.8326
Warrants exercised	(287,200)	(0.1850)
Balance, December 31, 2013	39,650,000	$0.1172
Warrants cancelled	(95,000)	(0.75)
Warrants granted	-	-
Warrants exercised	(15,000)	(0.75)
Balance, June 30, 2014	39,540,000	$0.1154

Exercisable, June 30, 2014	39,540,000	$0.1154

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

For the six months ended June 30, 2014, and the year ended December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2014, and December 31, 2013, the Company had approximately $1,585,618 and $1,245,131 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$554,970	$457,320

Net deferred tax assets before valuation allowance	$554,970	$457,320
Less: Valuation allowance	(554,970)	(457,320)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2014, and December 31, 2013, respectively.

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

Note 13 – Subsequent Events

On July 9, 2014, the Company extended its Investment Agreement with Kodiak to extend the termination date to July 17, 2015, but the agreement may be extended again when our offering with Kodiak expires, which is on the earlier of (i) when all 15 million shares are sold, (ii) when the maximum offering amount of $5,000,000 has been achieved, or (iii) on January 17, 2016, unless the Company terminates it earlier.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2013 and 2012, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than a month, and thus we must raise capital through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Six Months ended June 30, 2014 and 2013:

Introduction

We had no revenues for the three and six months ended June 30, 2014. Our operating expenses were $209,829 and $487,680 for the three and six months ended June 30, 2014, compared to $213,106 and $2,845,616 for the three and six months ended June 30, 2013, a decrease of $3,277 and $2,357,936, or 2% and 83%, respectively. Our operating expenses consisted mostly of professional fees, research and development, and general and administrative expenses as we continued to incur research and development costs in connection with our U.S. Army CRADA and UTEP Collaborative Agreements.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	52,220	38,061	54,962	121,740
General and administrative	40,297	8,828	88,114	2,327,228
Professional fees	117,312	166,217	344,604	396,648
Total operating expenses	209,829	213,106	487,680	2,845,616

Net operating loss	(209,829)	(213,106)	(487,680)	(2,845,616)
Other expense	-	(240)	(29,455)	(480)

Net loss	$(209,829)	$(213,346)	$(517,135)	$(2,846,096)

Revenues

The Company was established on May 10, 2010, and is in the development stage and had no revenues for the period from May 10, 2010 (inception) to June 30, 2014.

Research and Development

Research and development expenses were $52,220 and $54,962 for the three and six months ended June 30, 2014, compared to $38,061 and $121,740 for the three and six months ended June 30, 2013, an increase of $14,159, or 37%, and a decrease of $66,778, or 55%, respectively. The increase for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was a result of short-term delay of payments due for the research and development done through our partners, specifically the University of Texas at El Paso and the U.S. Army, during the three months ended March 31, 2014, and the subsequent acceleration of those payments in the three months ended June 30, 2014. The decrease for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was a result of diminished costs incurred from UTEP and fewer patent application costs. We also had no expenses related to the development of our patented technologies during the time periods presented. We anticipate that research and development costs will, on average, be similar to those incurred in the three months ended June 30, 2014.

General and Administrative

General and administrative expenses were $40,297 and $88,114 for the three and six months ended June 30, 2014, compared to $8,828 and $2,327,228 for the three and six months ended June 30, 2013, an increase of $31,469, or 356%, and a decrease of $2,239,114, or 96%, respectively. The increase for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was a result of increased public relations costs, and the decrease for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the elimination of compensation related to stock issuances to Directors incurred during the three months ended March 31, 2013, that was not incurred during 2014. For the three and six months ended June 30, 2014, general and administrative expenses consisted primarily of public relations, travel and administrative expenses.

Professional Fees

Professional fees expenses were $117,312 and $344,604 for the three and six months ended June 30, 2014, compared to $166,217 and $396,648 for the three and six months ended June 30, 2013, a decrease of $48,905, or 29%, and $52,044, or 13%, respectively. Amounts for both periods include non-cash stock based compensation. For the three months ended June 30, 2014, professional fees consisted of $82,900 of stock based compensation related to the issuance of a total of 150,000 shares of common stock to independent contractors and approximately $34,412 of professional fees paid, or owed in cash. For the six months ended June 30, 2014, professional fees consisted of $179,900 of stock based compensation related to the issuance of a total of 283,462 shares of common stock and $49,751 of amortized warrant expenses to independent contractors and approximately $114,953 of professional fees paid, or owed in cash.

Net Operating Loss

Net operating loss for the three and six months ended June 30, 2014, was $209,829, or ($0.01) per share, and $487,680, or $(0.03) per share, respectively, compared to $213,106, or $(0.02) per share, and $2,845,616, or ($0.20) per share, for the three and six months ended June 30, 2013. The decrease in net operating loss was $3,277, or 2%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and $2,357,936, or 83%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, the decrease was a result of the decrease in professional fees, offset by an increase in research and development and general and administrative expenses. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, the decrease was a result primarily of a decrease in compensation related to stock issuances to Directors, plus a decrease in research and development and professional fee expenses.

Other Expense

Other expense for the three and six months ended June 30, 2014 was $-0- and $29,455, respectively, as compared to $240 and $480 for the three and six months ended June 30, 2013. Other expense consisted of interest and finance charges on debt and equity financing, consisting of interest on Officer and Director loans during the six months ended June 30, 2014, compared to $240 and $480 of imputed interest on non-interest bearing debts owed to our Officers and Directors during the three and six months ended June 30, 2013.

Net Loss

Net loss for the three and six months ended June 30, 2014, was $209,829, or ($0.01) per share, and $517,135, or $(0.03) per share, respectively, compared to $213,346, or $(0.02) per share, and $2,846,096, or ($0.20) per share, for the three and six months ended June 30, 2013. The decrease in net loss was $3,517, or 2%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and $2,328,961, or 82%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, the decrease was a result of the decrease in professional fees, offset by an increase in research and development and general and administrative expenses. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, the decrease was a result primarily a decrease in compensation related to stock issuances to Directors, plus a decrease in research and development and professional fee expenses.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2014, and December 31, 2013, respectively, are as follows:

	June 30,	December 31,
	2014	2013	Change

Cash	$199,422	$15,800	$183,622
Total Current Assets	231,665	21,800	209,865
Total Assets	234,888	25,489	209,399
Total Current Liabilities	60,003	274,504	(214,501)
Total Liabilities	$60,003	$274,504	$(214,501)

Our cash and total current assets increased because we were able to raise capital from the sale of our common stock. Our total current liabilities decreased because we used the proceeds of those stock sales to pay off debt. Our stockholders’ equity went from a deficit of $249,015 at December 31, 2013, to equity of $174,885 at June 30, 2014.

Cash Requirements

Our cash on hand as of June 30, 2014, was $199,422. Based on our lack of revenues and current monthly burn rate of approximately $33,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

On January 17, 2014, our registration statement became effective whereby we registered 15 million shares of common stock that we will sell to Kodiak Capital Group, LLC over time pursuant to an Investment Agreement entered into on December 5, 2013, wherein Kodiak agreed to invest up to five million dollars ($5,000,000). The offering will terminate on the earlier of (i) when all 15 million shares are sold, (ii) when the maximum offering amount of $5,000,000 has been achieved, or (iii) on January 17, 2016, unless we terminate it earlier (the Investment Agreement, which provided for a termination on July 17, 2014, was extended to July 17, 2015). As of June 30, 2014, we have received a total of $700,000 from the sale of our common stock to Kodiak.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(418,628) for the six months ended June 30, 2014, as compared to $(206,520) for the six months ended June 30, 2013, an increase of $212,108, or 103%. For the six months ended June 30, 2014, the net cash used in operating activities consisted primarily of our net loss of $(517,135), a decrease in accounts payable of $(79,581), an increase in prepaid expenses of $26,243, and a decrease in accounts payable to related parties of $(22,622), offset by non-cash adjustments to our net loss, primarily $229,651 of stock based compensation. For the six months ended June 30, 2013, the net cash used in operating activities consisted primarily of our net loss of $(2,846,096) offset primarily by $2,610,494 of stock based compensation and an increase in accounts payable to related parties of $23,412.

Investments

We had zero net cash used in investing activities for the six months ended June 30, 2014 and 2013.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2014, was $602,250, compared to $211,500 for the six months ended June 30, 2013. For the six months ended June 30, 2014, our financing activities consisted of proceeds from the sale of common stock of $711,250, offset by repayments on notes payable to related parties of $109,000. For the six months ended June 30, 2013, our financing activities consisted of proceeds of $211,500 from the sale of common stock.

Debt Instruments, Guarantees, and Related Covenants

None.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2014, we issued 50,000 shares of our common stock to one individual for consulting services. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the individual was either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On each of April 17, 2014, and June 27, 2014, we issued one hundred thousand (100,000) shares of our common stock, restricted in accordance with Rule 144, to a third-party pursuant to an Engagement Agreement for Corporate Advisory Services signed and delivered to them on December 19, 2013. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

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

Premier Biomedical, Inc.

Dated: August 14, 2014	By:	/s/ William A. Hartman
William A. Hartman
Chief Executive Officer