Form 10-Q
period 2014-09-30
PREMIER BIOMEDICAL INC
filed 2014-11-18
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2014, there were 21,757,175 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1. Financial Statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$46,743	$15,800
Prepaid expenses	14,637	6,000
Total current assets	61,380	21,800

Property and equipment, net	2,991	3,689

Total assets	$64,371	$25,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$34,638	$122,334
Accounts payable, related parties	18,711	39,872
Accrued interest	-	3,298
Notes payable, related parties	-	109,000
Total current liabilities	53,349	274,504

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized, 20,767,175 and 18,355,819 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	208	184
Additional paid in capital	7,491,174	6,535,913
Susbcriptions payable, consisting of 480,000 shares as of September 30, 2014	68,929	-
(Deficit) accumulated during development stage	(7,549,289)	(6,785,112)
Total stockholders' equity (deficit)	11,022	(249,015)

Total liabilities and stockholders' equity (deficit)	$64,371	$25,489

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					May 10, 2010
	For the Three Months		For the Nine Months		(inception) to
	Ended September 30,		Ended September 30,		September 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development	25,588	58,473	80,550	180,213	376,304
General and administrative	113,769	666,936	201,883	2,994,164	3,282,158
Professional fees	107,685	299,857	452,289	696,505	3,333,623
Impairment of patents	-	-	-	-	46,591
Total operating expenses	247,042	1,025,266	734,722	3,870,882	7,038,676

Net operating loss	(247,042)	(1,025,266)	(734,722)	(3,870,882)	(7,038,676)

Other expense:
Interest expense	-	(8,044)	(29,455)	(8,524)	(430,690)
Total other expenses	-	(8,044)	(29,455)	(8,524)	(430,690)

Net loss	(247,042)	(1,033,310)	(764,177)	(3,879,406)	(7,469,366)

Deemed dividend	-	-	-	(79,923)	(79,923)

Net loss attributable to common stockholders	$(247,042)	$(1,033,310)	$(764,177)	$(3,959,329)	$(7,549,289)

Weighted average number of common shares outstanding - basic and fully diluted	20,719,892	15,920,418	20,003,589	15,159,228

Net loss per share - basic and fully diluted	$(0.01)	$(0.06)	$(0.04)	$(0.26)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							Accumulated	Total
					Additional		During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Patent rights and applications contributed by director	-	$-	-	$-	$14,817	$-	$-	$14,817
Units of common stock and warrants sold to founders at $0.00001 per share	-	-	10,000,000	100	-	-	-	100
Net loss from May 10, 2010 (inception) to December 31, 2010	-	-	-	-	-	-	(2,156)	(2,156)
Balance, December 31, 2010	-	$-	10,000,000	$100	$14,817	$-	$(2,156)	$12,761
Common stock sold to founders at $0.00001 per share	-	-	500,000	5	-	-	-	5
Units of common stock and warrants sold at $0.10 per share	-	-	723,200	7	72,313	-	-	72,320
Common stock sold at $0.25 per share	-	-	228,000	3	56,997	-	-	57,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(111,862)	(111,862)
Balance, December 31, 2011	-	$-	11,451,200	$115	$144,127	$-	$(114,018)	$30,224
Imputed interest on non-interest bearing related party debts	-	-	-	-	626	-	-	626
Warrants granted for services, related parties	-	-	-	-	1,469,257	-	-	1,469,257
Exercise of cashless warrants	-	-	249,990	2	(2)	-	-	-
Exercise of warrants at $0.10 per share	-	-	470,000	5	46,995	-	-	47,000
Units of common stock and warrants sold at $0.35 per share	-	-	203,289	2	71,148	-	-	71,150
Units of common stock and warrants sold at $0.50 per share	-	-	-	-	-	20,000	-	20,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,714,023)	(1,714,023)
Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)
Imputed interest on non-interest bearing related party debts	-	-	-	-	840	-	-	840
Warrants granted for services	-	-	-	-	21,736	-	-	21,736
Amortization of warrants granted for services, related parties	-	-	-	-	259,044	-	-	259,044
Amortization of warrants granted for services	-	-	-	-	74,314	-	-	74,314
Modication of warrants, expiration of 190,289 warrants extended to July 23, 2013	-	-	-	-	79,923	-	(79,923)	-
Common stock issued as a commitment fee on financing, Kodiak Capital Group, LLC	-	-	559,140	6	352,253	-	-	352,259
Common stock issued for services	-	-	985,000	10	699,340	-	-	699,350
Common stock sold to Directors at $0.05 per share	-	-	4,000,000	40	199,960	-	-	200,000
Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,965,000	-	-	2,965,000
Exercise of warrants at $0.50 per share	-	-	61,000	1	30,499	-	-	30,500
Exercise of warrants at $0.10 per share	-	-	226,200	2	22,618	-	-	22,620
Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000
Beneficial conversion feature of convertible note	-	-	-	-	23,236	-	-	23,236
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(4,877,148)	(4,877,148)
Balance, December 31, 2013	-	$-	18,355,819	$184	$6,535,913	$-	$(6,785,112)	$(249,015)
Imputed interest on non-interest bearing related party debts	-	-	-	-	134	-	-	134
Exercise of warrants at $0.75 per share	-	-	15,000	-	11,250		-	11,250
Common stock sold for cash to Kodiak Capital Group, LLC	-	-	2,022,894	20	699,980	-	-	700,000
Common stock issued for services	-	-	373,462	4	194,146	68,929	-	263,079
Amortization of warrants granted for services	-	-	-	-	49,751	-	-	49,751
Net loss for the nine months ended September 30, 2014	-	-	-	-	-	-	(764,177)	(764,177)
Balance, September 30, 2014 (Unaudited)	-	$-	20,767,175	$208	$7,491,174	$68,929	$(7,549,289)	$11,022

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			May 10, 2010
	For the Nine Months		(inception) to
	Ended September 30,		September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(764,177)	$(3,879,406)	$(7,469,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of patents	-	-	46,591
Depreciation	698	534	1,666
Imputed interest on non-interest bearing related party debts	134	660	1,600
Amortization of debt discount	-	4,085	23,236
Stock based compensation	312,830	3,520,854	6,153,790
Decrease (increase) in assets:
Prepaid expenses	(8,637)	(118)	(14,637)
Increase (decrease) in liabilities:
Accounts payable	(87,696)	10,356	34,638
Accounts payable, related parties	(21,161)	45,984	288
Accrued interest	(3,298)	279	-
Net cash used in operating activities	(571,307)	(296,772)	(1,222,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on patent rights and applications	-	-	(13,351)
Purchases of property and equipment	-	(1,414)	(4,657)
Net cash used in investing activities	-	(1,414)	(18,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	-	26,500	26,500
Repayments on convertible note payable	-	-	(26,500)
Proceeds from notes payable, related parties	-	-	115,355
Repayments on notes payable, related parties	(109,000)	(3,000)	(115,355)
Proceeds from the sale of common stock	711,250	308,120	1,286,945
Net cash provided by financing activities	602,250	331,620	1,286,945

NET CHANGE IN CASH	30,943	33,434	46,743
CASH AT BEGINNING OF PERIOD	15,800	40,284	-

CASH AT END OF PERIOD	$46,743	$73,718	$46,743

SUPPLEMENTAL INFORMATION:
Interest paid	$32,619	$3,500
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature of convertible note	$-	$23,236
Deemed dividend on modification of warrants issued in equity offering	$-	$79,923

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

Premier Biomedical, Inc.

(A Development Stage Company

Notes to Financial Statements

(Unaudited)

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During the nine months ended September 30, 2014, the Company recognized $312,830 of stock based compensation expense, consisting of $49,751 related to common stock warrants issued for services, and $263,079 of compensation expense related to common stock and common stock subscriptions payable issued for services. During the comparative nine months ended September 30, 2013, the Company recognized $3,520,854 of stock based compensation expense, consisting of $262,904 related to common stock warrants issued for services, and $3,257,950 of compensation expense related to common stock issued for services, including $2,965,000 attributed to the fair value of stock sold to related parties in excess of the proceeds received.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $150,821 and $5,482 for the nine months ended September 30, 2014 and 2013, respectively.

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

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Premier Biomedical, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues and incurred net losses from operations, resulting in an accumulated deficit of $7,549,289 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable

The Company owed $4,479 and $37,690 as of September 30, 2014 and December 31, 2013, respectively, to an entity owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $467 and $2,182 as of September 30, 2014 and December 31, 2013, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $13,765 and $-0- as of September 30, 2014 and December 31, 2013, respectively, to one of the Company’s Board of Directors for reimbursable expenses.

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

•

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

•

3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

•

Warrants to purchase 1,000,000 shares of Series A Convertible Preferred Stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

•

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

•

3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

•

Warrants to purchase 1,000,000 shares of Series A Convertible Preferred Stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

•

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

•

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

Premier Biomedical, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014, and December 31, 2013:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$46,743	$-	$-
Total assets	46,743	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$46,743	$-	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$15,800	$-	$-
Total assets	15,800	-	-
Liabilities
Notes payable, related parties	-	109,000	-
Total liabilities	-	109,000	-
	$15,800	$(109,000)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2014, or the year ended December 31, 2013.

Premier Biomedical, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013

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

31-60 days20%

61-90 days 25%

91-120 days 30%

121 days or more 35%

The note was repaid in full on March 12, 2014, in the total amount of $66,381, consisting of $50,000 of principal, $1,381 of interest and $15,000 of prepayment premium.

	$-	$50,000

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

The Company recorded interest expense in the amount of $29,321 and $279 for the nine months ended September 30, 2014 and 2013, respectively, and imputed interest expense in the amount of $134 and $660 for the nine months ended September 30, 2014 and 2013, respectively related to notes payable, related parties.

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

Note 8 – Equity Line of Credit

On January 17, 2014, the Company’s registration statement became effective whereby it registered 15 million shares of common stock that it would sell to Kodiak Capital Group, LLC (“Kodiak”) over time pursuant to an Investment Agreement entered into on December 5, 2013 wherein Kodiak agreed to invest up to five million dollars ($5,000,000). The offering was to terminate on the earlier of (i) when all 15 million shares are sold, (ii) when the maximum offering amount of $5,000,000 has been achieved, or (iii) on January 17, 2016, unless the Company terminated it earlier. The investment Agreement included a termination date of July 17, 2014, but on July 9, 2014 it was extended to run through July 17, 2015. On October 16, 2014, we exercised our right to terminate the contract upon written notice to Kodiak.

The Company could not submit a new put notice until after the closing of the previous notice. The purchase price for the shares pursuant to the put notice was to be equal to seventy-five percent (75%) of the lowest closing best bid price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak (“Put Notice”) of our election to put shares pursuant to the Investment Agreement, subject to a limitation, whereby Kodiak’s holdings could not exceed 9.9% of the outstanding shares of common stock. The shares had to be paid for and share certificates delivered within the “pricing period,” which was five (5) trading days from the date the put notice is delivered (“Put Date”).

On October 15, 2013, the Company paid to Kodiak an initial fee of $10,000 and issued 391,398 shares of common stock following execution of the Agreement, along with the issuance of another 167,742 shares to Manners, Inc. as commitment fees. In addition, the Company agreed to pay a consulting firm, Cambridge Partners Atlanta Group, LLC (“Cambridge”), an introduction fee payable as follows: (i) ten percent (10%) of the first $1,000,000 in total draws, (ii) seven percent (7%) on the draws from $1,000,000 to $1,500,000; and (iii) five percent (5%) on all draws in excess of $1,500,000. Cambridge was entitled to these introduction fees on all proceeds received from Kodiak until the termination date of the consulting agreement, which was September 26, 2015 until we exercised our right to terminate the contract on October 16, 2014.

The Company used the proceeds from the sale of common stock pursuant to the agreement to pay down debt, research and development activities, general corporate and working capital purposes, and for other purposes that the board of directors deems to be in the best interest of the Company.

As of the date of this report, the Company had sold a total of 2,022,894 shares of common stock in exchange for total proceeds of $700,000 pursuant to the investment agreement, in addition to the initial issuance of 559,140 common shares as a commitment fee.

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

Common Stock (2014)

On September 13, 2014, the Company granted 15,000 shares of common stock for services performed. The total fair value of the common stock was $2,250 based on the closing price of the Company’s common stock on the date of grant.

On August 12, 2014, the Company granted 75,000 shares of common stock for services performed. The total fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant.

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

•

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

•

3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

•

Warrants to purchase 1,000,000 shares of Series A Convertible Preferred Stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

•

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

•

3,000,000 shares of common stock valued at a total of $960, or $0.00032 per share, based on a 115% expected price volatility, estimated term of 12 months, risk-free interest rate of 0.29% and a dividends rate of 0%.

The total fair value of the warrant issuances to the founder using the Black-Scholes option-pricing model is as follows:

•

Warrants to purchase 1,000,000 shares of Series A Convertible Preferred Stock valued at a total of $890, or $0.00089 per share, based on a 105% volatility, risk-free interest rate of 3.26% and a 25% discount due to lack of marketability. The intrinsic value of the warrants was $390.

•

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

•

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

Subscriptions Payable

On September 19, 2014, the Company granted 70,000 shares of common stock for services performed. The total fair value of the common stock was $7,959 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 6, 2014, as such, the stock award was presented as a subscriptions payable at September 30, 2014.

On September 19, 2014, the Company granted 100,000 shares of common stock for services performed. The total fair value of the common stock was $11,370 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 15, 2014, as such, the stock award was presented as a subscriptions payable at September 30, 2014.

On September 6, 2014, the Company granted 120,000 shares of common stock for services performed. The total fair value of the common stock was $19,200 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 3, 2014, as such, the stock award was presented as a subscriptions payable at September 30, 2014.

On September 6, 2014, the Company granted another 120,000 shares of common stock for services performed. The total fair value of the common stock was $19,200 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 3, 2014, as such, the stock award was presented as a subscriptions payable at September 30, 2014.

On September 6, 2014, the Company granted 70,000 shares of common stock for services performed. The total fair value of the common stock was $11,200 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 3, 2014, as such, the stock award was presented as a subscriptions payable at September 30, 2014.

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

Series A Preferred Stock Warrants Cancelled

No series A preferred stock warrants were cancelled during the nine months ended September 30, 2014 and 2013.

Series A Preferred Stock Warrants Expired

No series A preferred stock warrants were expired during the nine months ended September 30, 2014 and 2013.

Series A Preferred Stock Warrants Exercised

No series A preferred stock warrants were exercised during the nine months ended September 30, 2014 and 2013.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at September 30, 2014.

Shares Underlying Warrants Outstanding				Shares UnderlyingWarrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	5.7 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	December 31,
	2014	2013

Average risk-free interest rates	3.27%	3.27%
Average expected life (in years)	5.0	5.0

Premier Biomedical, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the nine months ended September 30, 2014 and 2013, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no series A preferred stock warrants granted during the nine months ended September 30, 2014, or the year ended December 31, 2013.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2013	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, September 30, 2014	2,000,000	$0.001

Exercisable, September 30, 2014	2,000,000	$0.001

Note 11 – Common Stock Warrants

Common Stock Warrants Granted (2014)

No warrants were granted during the nine months ended September 30, 2014.

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

Premier Biomedical, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

On September 25, 2013, the Company granted common stock warrants to an independent contractor to purchase a total of 300,000 shares of common stock at $0.96 per share for consulting services. The warrants vest monthly in 50,000 increments over six months commencing on October 1, 2013. The warrants are exercisable over three (3) years from October 1, 2013. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The fair value of the 300,000 common stock warrants using the Black-Scholes option-pricing model is $134,709, or $0.4490 per share as of December 31, 2013, based on a volatility rate of 105%, a risk-free interest rate of 1.75% and an expected term of 3 years. A total of $49,751 and $74,314 was expensed as professional fee expense during the nine months ended September 30, 2014, and the year ended December 31, 2013, respectively.

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

Common Stock Warrants Cancelled

No warrants were cancelled during the nine months ended September 30, 2014 and 2013.

Common Stock Warrants Expired

A total of 110,000 and -0- warrants expired during the nine months ended September 30, 2014 and 2013, respectively.

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

The following is a summary of information about the Common Stock Warrants outstanding at September 30, 2014.

Shares Underlying				Shares Underlying
Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $ 1.45	39,540,000	5.6 years	$0.1154	39,540,000	$0.1154

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	December 31,
	2014	2013

Average risk-free interest rates	2.80%	2.80%

Average expected life (in years)	1.4	1.4

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the nine months ended September 30, 2014 and 2013, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.75 per warrant granted during the nine months ended September 30, 2013. No warrants were granted during the nine months ended September 30, 2014.

Premier Biomedical, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	39,686,489	$0.1114
Warrants cancelled	(209,289)	(0.4962)
Warrants granted	460,000	0.8326
Warrants exercised	(287,200)	(0.1850)
Balance, December 31, 2013	39,650,000	$0.1172
Warrants cancelled	(95,000)	(0.75)
Warrants granted	-	-
Warrants exercised	(15,000)	(0.75)
Balance, September 30, 2014	39,540,000	$0.1154

Exercisable, September 30, 2014	39,540,000	$0.1154

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2014, and the year ended December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2014, and December 31, 2013, the Company had approximately $1,730,720 and $1,245,131 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$554,970	$457,320

Net deferred tax assets before valuation allowance	$605,750	$457,320
Less: Valuation allowance	(605,750)	(457,320)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2014, and December 31, 2013, respectively.

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

Note 13 – Subsequent Events

Common Stock Sales

On October 2, 2014, the Company sold 500,000 shares of common stock in exchange for total proceeds of $50,000.

On October 2, 2014, the Company sold 10,000 shares of common stock in exchange for total proceeds of $1,000.

Common Stock Issuances in Settlement of Subscriptions Payable

On October 6, 2014, the Company issued 70,000 shares of common stock in settlement of a subscriptions payable outstanding on September 30, 2014 in the amount of $7,959.

On October 15, 2014, the Company issued 100,000 shares of common stock in settlement of a subscriptions payable outstanding on September 30, 2014 in the amount of $11,370.

On November 3, 2014, the Company issued 120,000 shares of common stock in settlement of a subscriptions payable outstanding on September 30, 2014 in the amount of $19,200.

On November 3, 2014, the Company issued another 120,000 shares of common stock in settlement of a subscriptions payable outstanding on September 30, 2014 in the amount of $19,200.

On November 3, 2014, the Company issued 70,000 shares of common stock in settlement of a subscriptions payable outstanding on September 30, 2014 in the amount of $11,200.

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

We have exclusive licenses to two US granted patents, one covering our basic technology to “Physically remove the pathophysiological basis of the disease TM” and a patent covering our pain-relieving medication aimed at the fibromyalgia and neuralgia market. Our plans are to work toward FDA approval of our drug candidate, Feldetrex. Although we have been considering the William Beaumont Army Medical Center as a possible clinical trial testing venue, after consultation with our expert consultant on FDA regulations we are now leaning toward selecting a venue which will expedite our corporate goal of obtaining FDA approval. We are seeking to raise the necessary funds required carry out the costly clinical trials.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2013 and 2012, which includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than a month, and thus we must raise capital through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Nine Months ended September 30, 2014 and 2013:

Introduction

We had no revenues for the three and nine months ended September 30, 2014. Our operating expenses were $247,042 and $734,722 for the three and nine months ended September 30, 2014, compared to $1,025,266 and $3,870,882 for the three and nine months ended September 30, 2013, a decrease of $778,224 and $3,136,160, or 76% and 81%, respectively. Our operating expenses consisted mostly of professional fees, research and development costs, and general and administrative expenses as we continued to incur research and development costs in connection with our U.S. Army CRADA and UTEP Collaborative Agreements.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	25,588	58,473	80,550	180,213
General and administrative	113,769	666,936	201,883	2,994,164
Professional fees	107,685	299,857	452,289	696,505
Total operating expenses	247,042	1,025,266	734,722	3,870,882

Net operating loss	(247,042)	(1,025,266)	(734,722)	(3,870,882)
Other expense	-	(8,044)	(29,455)	(8,524)

Net loss	$(247,042)	$(1,033,310)	$(764,177)	$(3,879,406)

Revenues

The Company was established on May 10, 2010, and is in the development stage and had no revenues for the period from May 10, 2010 (inception) to September 30, 2014.

Research and Development

Research and development expenses were $25,588 and $80,550 for the three and nine months ended September 30, 2014, compared to $58,473 and $180,213 for the three and nine months ended September 30, 2013, a decrease of $32,885, or 56%, and a decrease of $99,663, or 55%, respectively. The decrease for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to the correction of a short-term delay of payments owed by us for research and development done through our partners, specifically the University of Texas at El Paso and the U.S. Army, that occurred during the three months ended March 31, 2014, followed by a subsequent acceleration of those payments in the three months ended June 30, 2014. The decrease for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a result of diminished costs incurred from UTEP and fewer patent application costs. We also had no expenses related to the development of our patented technologies during the time periods presented.

General and Administrative

General and administrative expenses were $113,769 and $201,883 for the three and nine months ended September 30, 2014, compared to $666,936 and $2,994,164 for the three and nine months ended September 30, 2013, a decrease of $553,167, or 83%, and a decrease of $2,792,281, or 93%, respectively. The decrease for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily a result of decreased board of director compensation expense of $650,000 that was recognized due to the excess fair value of 1,000,000 shares of common stock sold at $0.05 per share during the three months ended September 30, 2013. The decrease for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to the elimination of compensation related to stock issuances to Directors incurred during the three months ended March 31, 2013, that was not incurred during 2014. For the three and nine months ended September 30, 2014, general and administrative expenses consisted primarily of public relations, travel and administrative expenses.

Professional Fees

Professional fee expenses totaled $107,685 and $452,289 for the three and nine months ended September 30, 2014, compared to $299,857 and $696,505 for the three and nine months ended September 30, 2013, a decrease of $192,172, or 64%, and $244,216, or 35%, respectively. Amounts for both periods include non-cash stock based compensation. For the three months ended September 30, 2014, professional fees consisted of $14,250 of stock based compensation related to the issuance of a total of 90,000 shares of common stock to independent contractors, $68,929 related to subscriptions payable for the subsequent issuance of 480,000 shares of common stock and approximately $24,506 of professional fees paid, or owed in cash. For the nine months ended September 30, 2014, professional fees consisted of $194,150 of stock based compensation related to the issuance of a total of 373,462 shares of common stock, $68,929 related to subscriptions payable for the subsequent issuance of 480,000 shares of common stock and $49,751 of amortized warrant expenses to independent contractors and approximately $139,459 of professional fees paid, or owed in cash.

Net Operating Loss

Net operating loss for the three and nine months ended September 30, 2014, was $247,042, or ($0.01) per share, and $734,722, or $(0.04) per share, respectively, compared to $1,025,266, or $(0.06) per share, and $3,870,882, or ($0.26) per share, for the three and nine months ended September 30, 2013. The decrease in net operating loss was $778,224, or 76%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and $3,136,160, or 81%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, the decrease was a result of the decrease in professional fees, research and development costs, and general and administrative expenses. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, the decrease was a result primarily of a decrease in compensation related to stock issuances to Directors, plus a decrease in research and development costs, professional fees, and general and administrative expenses.

Other Expense

Other expense for the three and nine months ended September 30, 2014 was $-0- and $29,455, respectively, as compared to $8,044 and $8,524 for the three and nine months ended September 30, 2013. Other expense consisted of $-0- and $29,455 of interest and finance charges on debt and equity financing, consisting of interest on Officer and Director loans during the nine months ended September 30, 2014, compared to $180 and $660 of imputed interest on non-interest bearing debts owed to our Officers and Directors during the three and nine months ended September 30, 2013.

Net Loss

Net loss for the three and nine months ended September 30, 2014, was $247,042, or ($0.01) per share, and $764,177, or $(0.04) per share, respectively, compared to $1,033,310, or $(0.06) per share, and $3,879,406, or ($0.26) per share, for the three and nine months ended September 30, 2013. The decrease in net loss was $786,268, or 76%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and $3,115,229, or 80%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, the decrease was a result of the decrease in research and development costs, professional fees, and general and administrative expenses. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, the decrease was a result primarily of a decrease in compensation related to stock issuances to Directors, plus a decrease in research and development costs, general and administrative expenses, as well as professional fees.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2014, and December 31, 2013, respectively, are as follows:

	September 30, 2014	December 31, 2013	Change

Cash	$46,743	$15,800	$30,943
Total Current Assets	61,380	21,800	39,580
Total Assets	64,371	25,489	38,882
Total Current Liabilities	53,349	274,504	(221,155)
Total Liabilities	$53,349	$274,504	$(221,155)

Our cash and total current assets increased because we were able to raise capital from the sale of our common stock. Our total current liabilities decreased because we used the proceeds of those stock sales to pay off debt. Our stockholders’ equity went from a deficit of $249,015 at December 31, 2013, to equity of $11,022 at September 30, 2014.

Cash Requirements

Our cash on hand as of September 30, 2014, was $46,743. Based on our lack of revenues and current monthly burn rate of approximately $63,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

On January 17, 2014, our registration statement became effective whereby we registered 15 million shares of common stock that we planned to sell to Kodiak Capital Group, LLC over time pursuant to an Investment Agreement entered into on December 5, 2013, wherein Kodiak agreed to invest up to five million dollars ($5,000,000). The offering was to automatically terminate on the earlier of (i) all 15 million shares being sold, (ii) when the maximum offering amount of $5,000,000 was achieved, or (iii) on January 17, 2015, unless we terminated it earlier (the Investment Agreement, which provided for a termination on July 17, 2014, was extended to July 17, 2015). On October 16, 2014, we exercised our right to terminate the Investment Agreement, after having received a total of $700,000 from the sale of 2,022,894 shares of our common stock to Kodiak.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(571,307) for the nine months ended September 30, 2014, as compared to $(296,772) for the nine months ended September 30, 2013, an increase of $274,535, or 93%. For the nine months ended September 30, 2014, the net cash used in operating activities consisted primarily of our net loss of $(764,177), a decrease in accounts payable of $(87,696), an increase in prepaid expenses of $8,637, and a decrease in accounts payable to related parties of $(21,161), offset by non-cash adjustments to our net loss, primarily $312,830 of stock based compensation. For the nine months ended September 30, 2013, the net cash used in operating activities consisted primarily of our net loss of $(3,879,406) offset primarily by $3,520,854 of stock based compensation and an increase in accounts payable to related parties of $45,894.

Investments

We had $-0- and $(1,414) net cash used in investing activities for the nine months ended September 30, 2014 and 2013, respectively.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2014, was $602,250, compared to $331,620 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our financing activities consisted of proceeds from the sale of common stock of $711,250, offset by repayments on notes payable to related parties of $109,000. For the nine months ended September 30, 2013, our financing activities consisted of proceeds of $308,120 from the sale of common stock, offset by repayments on notes payable to related parties of $3,000.

Debt Instruments, Guarantees, and Related Covenants

None.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2014, we issued seventy five thousand (75,000) shares of our common stock, restricted in accordance with Rule 144, to a third party as partial consideration for services rendered pursuant to a letter agreement dated August 12, 2014. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On September 26, 2014, we approved the issuance of seventy thousand (70,000) shares of our common stock, restricted in accordance with Rule 144, to K. Adam Dubov as partial consideration for services rendered pursuant to a Consulting Agreement dated September 19, 2014. In conjunction with the Consulting Agreement, Mr. Dubov was appointed as a member of our Scientific Advisory Board. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance. The shares were issued on October 6, 2014.

On September 30, 2014, we issued fifteen thousand (15,000) shares of our common stock, restricted in accordance with Rule 144, to a third party as consideration for services rendered. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

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

Premier Biomedical, Inc.

Dated: November 17, 2014	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer

