Form 10-K
period 2014-12-31
PREMIER BIOMEDICAL INC
filed 2015-03-31
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,472,894 based on the closing price of $0.40 on June 30, 2014. The voting stock held by non-affiliates on March 26, 2015 consisted of 8,682,234 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 26, 2015, there were 21,757,175 shares of common stock, par value $0.001, issued and outstanding.

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

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

On March 4, 2015, we entered into a Patent License Agreement (PLA) with the University of Texas at El Paso (UTEP) regarding our joint research and development of CTLA-4 Blockade with Metronomic Chemotherapy for the Treatment of Breast Cancer. This is the first PLA with UTEP following our Collaborative Agreement with them dated May 9, 2012, and memorializes the joint ownership of the applicable patent and the financial and other terms related thereto.

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

________________

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

________________

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

Potential for Sequential-Dialysis Technique

We believe that our proprietary Sequential-Dialysis Technique can be used to prevent the onset of Alzheimer’s disease. This would be done by removing the proteins responsible for the pathologic changes in the brain, namely the protein Tau; thus, preventing the cause of the neuropathic changes that cause Alzheimer’s disease. The Tau protein will be removed from the cerebral spinal fluid in which it resides utilizing a designer antibody (an antibody genetically engineered for a specific purpose) which will allow for the efficacious removal of the protein. We hope to demonstrate this in future lab and animal experiments. We believe that our Sequential-Dialysis Techniquecan also be used in this fashion to treat Traumatic Brain Injury.

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

The financial cost to families of persons with ALS is exceedingly high. In the advanced stages, care can cost up to $200,000 a year. Entire savings of relatives of patients are quickly depleted because of the extraordinary cost involved in the care of ALS patients[9].

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

 ______________

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

__________________

10.	A.

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

D.

Wang H-Y, Friedman E, Olmstead MC, Burns LH (2005). Ultra-low-dose naloxone suppresses opioid tolerance, dependence and associated changes in Mu opioid receptor-G protein coupling and Gβγ signaling. Neuroscience 135: 247–261.

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

Potential for Feldetrex™

Our proprietary Feldetrex™candidate drug will not compete with typical treatment methods for Multiple Sclerosis, but rather, is simply an add-on drug to increase the effectiveness of treatment.

___________________

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

Patients with Fibromyalgia suffer from debilitating fatigue, numbness, headaches, and chronic widespread musculoskeletal pain with multiple tender points. Fibromyalgia is a chronic condition lasting 6 months to many years. Patients commonly complain of chronic aching, pain, stiffness, sleep difficulty, headaches, and irritable bowel syndrome. Consequently, approximately 25% of patients with Fibromyalgia are work disabled. The direct and indirect costs of Fibromyalgia are, on average, $5,945 per patient[12].

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

___________________

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

Each year, an estimated two million TBI-related deaths, hospitalizations, and emergency department visits occur in the United States. Of these patients, 56,000 die and 300,000 are hospitalized. 1.7 million patients are treated and released from an emergency department13.

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

_________________

13 http://www.caregiver.org/caregiver/jsp/content_node.jsp?nodeid=441

Development Plans

Central Nervous System Disorders

Feldetrex™

Feldetrex™, our candidate drug, is a treatment for decreasing the morbidity of Multiple Sclerosis patients. Multiple Sclerosis is a chronic, progressive illness that affects the nerves in the brain, spinal cord, and other parts of the central nervous system. Multiple Sclerosis affects over 400,000 people in the United States and may affect 2.5 million people worldwide. The licensor under our License Agreements has two pending provisional patent applications with variations featuring oral and/or possibly transdermal medication applications. We intend to compare the efficacy of Feldetrex™ to the standard injectFeldetrex™ in peer reviewed medical studies at major medical centers to ascertain the efficacy of Feldetrex™ in symbiotically increasing the efficacy of the standard FDA approved Multiple Sclerosis injection drugs.

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

_________________

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

Employees

As of the date hereof, we do not have any employees other than our officers and directors. Our officers and directors will continue to work for us for the foreseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

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

We have a limited history and face many of the risks inherent to a new business. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. We were incorporated in Nevada in 2010. Our revenue and income potential is unproven and our business model is still emerging. Therefore, there can be no assurance that we will provide a return on investment in the future. An investor in our common stock must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies, products and processes in emerging markets and evolving industries. These challenges include our ability to:

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

In 2014, we raised funds through a public equity offering. We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

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

If an individual used any of our product candidates prior to their approval by the FDA or other regulatory authority, we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

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

We are highly dependent on the principal members of our management and scientific staff and certain key consultants, including our Chief Executive Officer and the Chairman of our Board of Directors. We will continue to depend on operations management personnel with pharmaceutical and scientific industry experience. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our financial condition and results of operations.

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

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTCQB and/or we may be forced to discontinue operations.

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

Our common stock is listed for quotation on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. Broker-dealers often decline to trade in over the counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own 6,453,944 shares of our outstanding common stock, and through the exercise of warrants could acquire another 37,510,000 shares of our common stock and 2,000,000 shares of our Series A Convertible Preferred Stock. The shares of our preferred stock have 100 votes per share, giving these two shareholders the vast majority of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

We have outstanding convertible debt, which, if repaid will require a significant amount of capital, or if converted into our common stock could have a material adverse effect on our stock price.

As of December 31, 2014, we had one convertible note outstanding with an outstanding principal balance of $86,500. Repayment of the note must be done at a premium to the then-outstanding balance, resulting in the need for approximately $104,000 in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversion would be done at a discount to the market price of our common stock, resulting in the issuance of approximately 618,000 shares of our common stock (based on a conversion price of $0.14 per share), all of which could be sold into the open market at the time of conversion.

Subsequent to December 31, 2014, we issued two additional convertible notes. As of March 26, 2015, the outstanding balance on outstanding convertible notes was $213,287, which would require approximately $282,000 to repay, and approximately 2.1 million shares of our common stock if converted at $0.14 per share.

We have the right to issue additional common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue up to 300,000,000 shares of common stock, of which there are currently 21,757,175 shares issued and outstanding, and up to an additional 52,591,455 of which may be issued and outstanding if all of our currently outstanding preferred stock and warrants were exercised and converted into common stock. We therefore have up to an additional approximately 225 million authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

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

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the owners of 13,074,941 shares of our common stock, representing over 60% of our total issued shares. Each individual officer and director may be able to sell up to 1% of our outstanding stock (currently approximately 217,500 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that we have not received any written comments from the Commission staff within the 180 days before the end of our fiscal year to which this Annual Report relates regarding our periodic or current reports under the Securities Exchange Act of 1934.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “BIEI.” Our stock has traded there since February 23, 2012. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2014 and 2013, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Transaction Prices
Fiscal Year Ended December 31,	Period	High	Low
2015	First Quarter (through March 25, 2015)	$0.225	$0.11

2014	First Quarter	$2.60	$0.50
	Second Quarter	$0.85	$0.30
	Third Quarter	$0.40	$0.10
	Fourth Quarter	$0.33	$0.06

2013	First Quarter	$0.90	$0.52
	Second Quarter	$1.64	$0.52
	Third Quarter	$1.20	$0.60
	Fourth Quarter	$0.80	$0.52

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

Holders

As of March 26, 2015, there were 21,757,175 shares of our common stock issued and outstanding and held by 132 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2014:

On October 15, 2014, we issued one hundred thousand (100,000) shares of our common stock, restricted in accordance with Rule 144, to a third-party pursuant to an Engagement Agreement for Corporate Advisory Services, signed and delivered to them on December 19, 2013. This was the third and final tranche of shares issuable pursuant to the Engagement Agreement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On November 4, 2014, we issued a total of three hundred and ten thousand (310,000) shares of our common stock, restricted in accordance with Rule 144, to three (3) individuals for services rendered. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuance.

On October 20, 2014, we issued a total of five hundred and ten thousand (510,000) shares of our common stock, restricted in accordance with Rule 144, to two (2) individuals for services rendered. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuance.

Typenex Co-Investment, LLC

On November 25, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which we sold to Typenex a 10% Convertible Promissory Note in the original principal amount of $86,500 (the “Note”). The Note has a maturity date of August 25, 2015, and is convertible after 6 months into our common stock at the lesser of (i) $0.18 per share, or (ii) 70% (the “Conversion Factor”) multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at any time and upon notice to Typenex at a premium of 120% of the then outstanding balance of the Note. The purchase and sale of the Note closed on December 1, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Officer and Director Warrants

Effective as of November 18, 2014, we issued warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (1,600,000 shares); Richard Najarian (1,200,000 shares); John Borza (1,200,000 shares); Justin Felder (1,200,000 shares); Jay Rosen (400,000 shares); Heidi Carl (1,400,000 shares); and Mitchell Felder (1,600,000 shares). We also issued warrants to purchase a total of two million one hundred thousand (2,100,000) shares of our common stock, divided equally among three new members of our Scientific Advisory Board. The exercise price of the foregoing warrants is Twenty Five Cents ($0.25) per share.

One half of the shares underlying each of the respective warrants vest on January 15, 2015, with the balance vesting on June 15, 2015. In order for the warrants to vest on each of the foregoing dates, however, the holders must be serving in the same capacity on behalf of the Company as he or she was serving on November 18, 2014, i.e., the effective date of the grant. The issuance of the warrants was fully approved by our Board of Directors on December 9, 2014, the date a fully executed resolution authorizing the issuance was delivered to us, and issued on December 10, 2014. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuance.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2014 and 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than two months, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2014 and 2013

Introduction

We had no revenues for the years ended December 31, 2014 and 2013. Our operating expenses were $1,368,932 for the year ended December 31, 2014 compared to $4,476,728 for the year ended December 31, 2013, a decrease of $3,107,796, or 69%. Our operating expenses consisted of research and development costs, general and administrative expenses, and professional fees as we incurred additional research and development costs and as we provided stock based compensation to our Officers and Directors.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2014	2013	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	196,179	217,350	(21,171)
General and administrative	223,434	3,024,108	(2,800,674)
Professional fees	949,319	1,235,270	(285,951)
Total operating expenses	1,368,932	4,476,728	(3,107,796)

Net operating loss	(1,368,932)	4,476,728	(3,107,796)
Other expense	(41,582)	(400,420)	(358,838)

Net loss	$(1,410,514)	$(4,877,148)	$(3,466,634)

Revenues

The Company was established on May 10, 2010, and has had no revenues to date.

Research and Development

Research and development expenses were $196,179 for the year ended December 31, 2014 compared to $217,350 for the year ended December 31, 2013, a decrease of $21,171, or 10%. The expenses were the continued research and development costs through our partners, specifically the University of Texas at El Paso, incurred during the year ended December 31, 2014 related to the development of our patented technologies, and decreased slightly because we asked them to slow down their efforts when our cash flow would not permit it.

General and Administrative

General and administrative expenses were $223,434 for the year ended December 31, 2014, compared to $3,024,108 for the year ended December 31, 2013, a decrease of $2,800,674, or 93%. The decrease was primarily due to a reduction in the compensation related to stock issuances to Directors incurred during the year ended December 31, 2013 that was not incurred during the comparative year ended December 31, 2014.

Professional Fees

Professional fees expense was $949,319 for the year ended December 31, 2014, compared to $1,235,270 for the year ended December 31, 2013, a decrease of $285,951, or 23%. The decrease was primarily due to decreased stock based compensation issued to consultants for services rendered.

Net Operating Loss

Net operating loss for the year ended December 31, 2014 was $1,368,932 compared to a net operating loss of $4,476,728 for the year ended December 31, 2013, a decrease of $3,107,796, or 69%. Net operating loss decreased, as set forth above, primarily due to decreased stock based compensation issued to directors and consultants for services rendered.

Other Expense

Other expense for the year ended December 31, 2014 was $41,582 compared to $400,420 for the year ended December 31, 2013, a decrease of $358,838, or 90%. Other expense for the year ended December 31, 2014 consisted of interest and finance charges on debt and equity financing. Other expense for the year ended December 31, 2013 consisted of interest and finance charges on debt and equity financing, including $34,024 related to a convertible note, $362,258 of finance costs on our equity line financing with Kodiak, including a total of $352,258 related to the fair value of a total of 559,140 commitment shares and $4,138 of interest on Officer and Director loans.

Net Loss

Net loss for the year ended December 31, 2014 was $1,410,514, or $(0.07) per share, compared to a net loss of $4,877,148, or ($0.31) per share, for the year ended December 31, 2013, a decrease of $3,466,634, or 71%. Net loss decreased, as set forth above, primarily due to decreased stock based compensation issued to directors and consultants for services rendered.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2014, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2014 was $102,599, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate has increased from approximately $35,000 in 2013 to approximately $53,000 in 2014. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2014 and December 31, 2013, respectively, are as follows:

	December 31, 2014	December 31, 2013	Change

Cash	$102,599	$15,800	$86,799
Total Current Assets	115,522	21,800	93,722
Total Assets	120,631	25,489	95,142
Total Current Liabilities	188,390	274,504	(86,114)
Total Liabilities	$188,390	$274,504	$(86,114)

Our cash increased by $86,799 as of December 31, 2014 as compared to December 31, 2013 because we were able to sell several convertible promissory notes. Our total current assets increased by $93,722 primarily for the same reason, plus a slight increase in prepaid expenses and loan origination costs. Our total assets increased by $95,142 primarily for the same reasons.

Our current liabilities decreased by $86,114 as of December 31, 2014 as compared to December 31, 2013 primarily due to a decrease in notes payable to related parties of $109,000 and a decrease in accounts payable to related parties of $14,573, offset in part by an increase in accounts payable of $25,157 and an increase in the current portion of convertible notes payable of $14,879. Our total liabilities decreased by the same $86,114 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2014 was $102,599, which was derived from the sale of convertible promissory notes. Our monthly cash flow burn rate is approximately $53,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2014 and 2013 was $639,077 and $428,190, respectively, an increase of $210,887, or 49%. The increase primarily consisted of our decreased net loss from operations of $3,466,634, offset in part by a decrease in stock based compensation of $4,011,857 and an increase in stock based compensation to related parties of $394,540.

Investments

Our net cash used in investing activities for the years ended December 31, 2014 and 2013 was $2,374 and $1,414, respectively, an increase of $960, or 68%. The slight increase reflected an increase in purchases of property and equipment of $960.

Financing

Our net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $728,250 and $405,120, respectively, an increase of $323,130, or 80%. The increase consisted of an increase in proceeds from the sale of convertible notes payable of $48,500, from $26,500 to $75,000, and an increase in the proceeds from the sale of common stock, primarily to Kodiak, of $454,130, from $308,120 to $762,250, offset in part by an increase in repayments on notes payable to related parties of $106,000, from $3,000 to $109,000.

Debt Instruments, Guarantees, and Related Covenants

On November 25, 2014, we received an unsecured loan from Typenex Co-Investment, LLC (the “First Typenex Note”) in the amount of $86,500, bearing interest at 10%, maturing on August 25, 2015, in exchange for net proceeds of $75,000 after the deduction of $4,000 of loan origination costs and an original issue discount (“OID”) of $7,500. We also issued Typenex warrants to purchase 351,455 shares of common stock at a strike price of $0.18 per share over a five year term from the date of investment. The principal and interest is convertible into shares of common stock at the discretion of the note holder at the lesser of (i) $0.18 per share, or (ii) 70% (the “Conversion Factor”) multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10 per share. Notwithstanding the foregoing, so long as no Event of Default has occurred, the Conversion Price shall be not less than $0.0001 (the “Conversion Floor”). The note can be prepaid upon notice to Typenex any time prior to the first conversion at a premium of 120% of the then outstanding balance of the Note. The note carries a default interest rate of 22% per annum.

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

JOBS Act

We are an “emerging growth company” as defined in the recently-enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

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

Patent rights and applications

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications, or when reviews determine a future economic benefit is uncertain, are expensed when the application is terminated. These circumstances did not result in a loss on disposal of patents during the years ended December 31, 2014 and 2013.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at May 10, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $263,079 of compensation expense related to common stock issued for services and $491,307 of compensation expense related to common stock warrants issued for services, including $394,540 issued to related parties, during the year ended December 31, 2014. The Company recognized $1,051,609 of compensation expense related to common stock issued for services and $435,017 of compensation expense related to common stock warrants issued for services, including $79,923 related to the modification of warrants, during the year ended December 31, 2013.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $159,411 and $25,507 for the years ended December 31, 2014 and 2013, respectively.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Biomedical, Inc.

We have audited the accompanying balance sheets of Premier Biomedical, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Biomedical, Inc. as of December 31, 2014 and 2013, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 31, 2015

PREMIER BIOMEDICAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$102,599	$15,800
Prepaid expenses	9,450	6,000
Loan origination costs	3,473	-
Total current assets	115,522	21,800

Property and equipment, net	5,109	3,689

Total assets	$120,631	$25,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$147,491	$122,334
Accounts payable, related parties	25,299	39,872
Accrued interest	721	3,298
Convertible notes payable, net of discounts of $71,621 and $-0- at December 31, 2014 and 2013, respectively	14,879	-
Notes payable, related parties	-	109,000
Total current liabilities	188,390	274,504

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized, 21,757,175 and 18,355,819 shares issued and outstanding at December 31, 2014 and 2013, respectively	218	184
Additional paid in capital	8,127,649	6,535,913
Accumulated deficit	(8,195,626)	(6,785,112)
Total stockholders' equity (deficit)	(67,759)	(249,015)

Total liabilities and stockholders' equity (deficit)	$120,631	$25,489

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
Research and development	196,179	217,350
General and administrative	223,434	3,024,108
Professional fees	949,319	1,235,270
Total operating expenses	1,368,932	4,476,728

Net operating loss	(1,368,932)	(4,476,728)

Other expense:
Interest expense	(41,582)	(400,420)
Total other expenses	(41,582)	(400,420)

Net loss	(1,410,514)	(4,877,148)

Deemed dividend	-	(79,923)

Net loss attributable to common stockholders	$(1,410,514)	$(4,957,071)

Weighted average number of common shares outstanding - basic and fully diluted	20,408,658	15,829,277

Net loss per share - basic and fully diluted	$(0.07)	$(0.31)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2012	-	$-	12,374,479	$124	$1,732,151	$20,000	$(1,828,041)	$(75,766)

Imputed interest on non-interest bearing related party debts	-	-	-	-	840	-	-	840

Warrants granted for services	-	-	-	-	21,736	-	-	21,736

Amortization of warrants granted for services, related parties	-	-	-	-	259,044	-	-	259,044

Amortization of warrants granted for services	-	-	-	-	74,314	-	-	74,314

Modication of warrants, expiration of 190,289 warrants extended to July 23, 2013	-	-	-	-	79,923	-	(79,923)	-

Common stock issued as a commitment fee on financing, Kodiak Capital Group, LLC	-	-	559,140	6	352,253	-	-	352,259

Common stock issued for services	-	-	985,000	10	699,340	-	-	699,350

Common stock sold to Directors at $0.05 per share	-	-	4,000,000	40	199,960	-	-	200,000

Fair value of common stock in excess of cash value of stock sold to Directors	-	-	-	-	2,965,000	-	-	2,965,000

Exercise of warrants at $0.50 per share	-	-	61,000	1	30,499	-	-	30,500

Exercise of warrants at $0.10 per share	-	-	226,200	2	22,618	-	-	22,620

Units of common stock and warrants sold at $0.50 per share	-	-	150,000	1	74,999	(20,000)	-	55,000

Beneficial conversion feature of convertible note	-	-	-	-	23,236	-	-	23,236

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(4,877,148)	(4,877,148)

Balance, December 31, 2013	-	$-	18,355,819	$184	$6,535,913	$-	$(6,785,112)	$(249,015)

Imputed interest on non-interest bearing related party debts	-	-	-	-	134	-	-	134

Warrants granted as debt discount on convertible note	-	-	-	-	37,981	-	-	37,981

Exercise of warrants at $0.75 per share	-	-	15,000	-	11,250		-	11,250

Common stock sold for cash to Kodiak Capital Group, LLC	-	-	2,022,894	20	699,980	-	-	700,000

Common stock sold for cash at $0.10 per share	-	-	510,000	5	50,995	-	-	51,000

Common stock issued for services	-	-	853,462	9	263,070	-	-	263,079

Amortization of warrants granted for services, related parties	-	-	-	-	394,540	-	-	394,540

Amortization of warrants granted for services	-	-	-	-	96,767	-	-	96,767

Beneficial conversion feature of convertible note	-	-	-	-	37,019	-	-	37,019

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(1,410,514)	(1,410,514)

Balance, December 31, 2014	-	$-	21,757,175	$218	$8,127,649	$-	$(8,195,626)	$(67,759)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,410,514)	$(4,877,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	954	767
Amortization of loan origination costs	527	-
Imputed interest on non-interest bearing related party debts	134	840
Amortization of debt discounts	10,879	23,236
Stock based compensation, related parties	394,540	3,224,044
Stock based compensation	359,846	1,147,659
Decrease (increase) in assets:
Prepaid expenses	(3,450)	(5,931)
Increase (decrease) in liabilities:
Accounts payable	25,157	33,736
Accounts payable, related parties	(14,573)	21,309
Accrued interest	(2,577)	3,298
Net cash used in operating activities	(639,077)	(428,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,374)	(1,414)
Net cash used in investing activities	(2,374)	(1,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	75,000	26,500
Repayments on convertible notes payable	-	(26,500)
Proceeds from notes payable, related parties	-	100,000
Repayments on notes payable, related parties	(109,000)	(3,000)
Proceeds from the sale of common stock	762,250	308,120
Net cash provided by financing activities	728,250	405,120

NET CHANGE IN CASH	86,799	(24,484)
CASH AT BEGINNING OF PERIOD	15,800	40,284

CASH AT END OF PERIOD	$102,599	$15,800

SUPPLEMENTAL INFORMATION:
Interest paid	$32,619	$20,787
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$37,019	$23,236
Cashless exercise of common stock warrants, 250,000 warrants exercised	$37,981	$-
Deemed dividend on modification of warrants issued in equity offering	$-	$79,923

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

JOBS Act

We are an “emerging growth company” as defined in the recently-enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

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

Premier Biomedical, Inc.

Notes to Financial Statements

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the years ended December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013

Common stock issued for services	$263,079	$1,051,609
Common stock issued for services, related parties	-	2,965,000
Warrants issued for services	96,767	96,050
Warrants issued for services, related parties	394,540	259,044
Total stock based compensation	$754,386	$4,371,703

Premier Biomedical, Inc.

Notes to Financial Statements

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $159,411 and $25,507 for the years ended December 31, 2014 and 2013, respectively.

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

Premier Biomedical, Inc.

Notes to Financial Statements

Recently Issued Accounting Pronouncements

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

Premier Biomedical, Inc.

Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $8,195,626, and had negative working capital of ($72,868) at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Accounts Payable

The Company owed $11,069 and $37,690 as of December 31, 2014 and 2013, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $465 and $2,182 as of December 31, 2014 and 2013, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $13,765 and $-0- as of December 31, 2014 and 2013, respectively, to one of the Company’s Board of Directors for reimbursable expenses.

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

Premier Biomedical, Inc.

Notes to Financial Statements

Common Stock Warrants

On November 18, 2014, the Company granted common stock warrants to the Company’s CEO to purchase a total of 1,600,000 shares of common stock at $0.25 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The warrants are exercisable over seven (7) years. The fair value of the 1,600,000 common stock warrants using the Black-Scholes option-pricing model is $356,771, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $73,403 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors to purchase a total of 1,600,000 shares of common stock at $0.25 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The warrants are exercisable over seven (7) years. The fair value of the 1,600,000 common stock warrants using the Black-Scholes option-pricing model is $356,771, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $73,403 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted common stock warrants to one of the Directors to purchase a total of 1,400,000 shares of common stock at $0.25 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The total fair value of the 1,400,000 common stock warrants using the Black-Scholes option-pricing model is $312,174, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $64,227 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted 1,200,000 common stock warrants to each of three Directors to purchase a total of 3,600,000 shares of common stock at $0.25 per share over a seven year period from the grant date for their service as Directors. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The total fair value of the 3,600,000 common stock warrants using the Black-Scholes option-pricing model is $802,734, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $165,156 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted common stock warrants to one of the Directors to purchase a total of 400,000 shares of common stock at $0.25 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The total fair value of the 400,000 common stock warrants using the Black-Scholes option-pricing model is $89,193, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $18,351 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

Premier Biomedical, Inc.

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

Note 5 – Fair Value of Financial Instruments

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

Premier Biomedical, Inc.

Notes to Financial Statements

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and 2013, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$102,599	$-	$-
Total assets	102,599	-	-
Liabilities
Convertible note payable, net of discounts	-	14,879	-
Total liabilities	-	14,879	-
	$102,599	$(14,879)	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$15,800	$-	$-
Total assets	15,800	-	-
Liabilities
Notes payable, related parties	-	109,000	-
Total liabilities	-	109,000	-
	$15,800	$(109,000)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2014 or the year ended December 31, 2013.

Premier Biomedical, Inc.

Notes to Financial Statements

Note 6 – Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013

On November 25, 2014, the Company received an unsecured loan from Typenex Co-Investment, LLC (“First Typenex Note”) in the amount of $86,500, bearing interest at 10%, maturing on August 25, 2015, in exchange for net proceeds of $75,000 after the deduction of $4,000 of loan origination costs and an original issue discount (“OID”) of $7,500. The Company also issued Typenex warrants to purchase 351,455 shares of common stock at a strike price of $0.18 per share over a five year term from the date of investment. The principal and interest is convertible into shares of common stock at the discretion of the note holder at the lesser of (i) $0.18 per share, or (ii) 70% (the “Conversion Factor”) multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10 per share. Notwithstanding the foregoing, so long as no Event of Default has occurred, the Conversion Price shall be not less than $0.0001 (the “Conversion Floor”). For the avoidance of doubt, upon the occurrence of an Event of Default, the Conversion Floor shall not apply to any future Conversions and shall be of no further force or effect. The note can be prepaid upon notice to Typenex any time prior to the first conversion at a premium of 120% of the then outstanding balance of the Note. The note carries a default interest rate of 22% per annum.

	$86,500	$-

On August 13, 2013, the Company received an unsecured loan from LG Capital Funding, LLC (“LG Capital”) in the amount of $26,500, bearing interest at 8%, maturing on May 13, 2014. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the two (2) lowest closing bid prices of the Common Stock during the ten (10) trading day period ending one trading day prior to the date the Conversion Notice was delivered, or $0.01 per share, whichever was greater. On November 6, 2013, the Company repaid the convertible note in full with a payment of $33,788, consisting of $26,500 of principal, $530 of interest and $6,758 as a prepayment penalty.

	-	-

Total convertible notes payable	86,500	-
Less unamortized debt discounts:
Discount on beneficial conversion feature	32,137	-
Original issue discount	6,511	-
Discount on warrants	32,973	-
Convertible notes payable	14,879	-
Less: current portion	14,879	-
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Financial Statements

The Company recognized interest expense related to the convertible debts for the years ended December 31, 2014 and 2013, respectively, as follows:

	December 31,	December 31,
	2014	2013

Accrued interest	$721	$530
Prepayment penalty	-	6,758
Amortization of loan origination costs	527	-
Amortization of beneficial conversion feature	4,882	-
Amortization of OID	989	-
Amortization of warrants	5,008	-
Total interest expense	$12,127	$7,288

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

The aforementioned accounting treatment resulted in total debt discounts equal to $37,019 and $23,236 during the years ended December 31, 2014 and 2013, respectively. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the years ended December 31, 2014 and 2013, the Company recorded debt amortization expense in the amount of $4,882 and $23,236, respectively, attributed to the aforementioned debt discounts.

The convertible notes, consisting of total original face values of $86,500 from Typenex Co-Investment, LLC and $26,500 from LG Capital Funding, LLC that created the beneficial conversion features carried a default provision that placed a “maximum share amount” on the note holder that can be owned as a result of the conversions to common stock by the note holder of 4.99% of the issued and outstanding shares of the Company.

Typenex Co-Investment, LLC Convertible Note

On November 25, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, pursuant to which we sold to Typenex a 10% Convertible Promissory Note in the original principal amount of $86,500. The First Typenex Note had a maturity date of August 25, 2015, and was convertible into our common stock at the lesser of (i) $0.18 per share, or (ii) 70% (the “Conversion Factor”) multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10 per share. Notwithstanding the foregoing, so long as no Event of Default has occurred, the Conversion Price shall be not less than $0.0001 (the “Conversion Floor”). For the avoidance of doubt, upon the occurrence of an Event of Default, the Conversion Floor shall not apply to any future Conversions and shall be of no further force or effect.

Premier Biomedical, Inc.

Notes to Financial Statements

The shares of common stock issuable upon conversion of the First Typenex Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Typenex Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Typenex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.1019 below the market price on November 25, 2014 of $0.225 provided a value of $37,019, of which $4,882 and $-0- was amortized during the years ended December 31, 2014 and 2013, respectively.

LG Capital Funding, LLC Convertible Note

On August 13, 2013, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC, pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $26,500. The First LG Capital Note had a maturity date of May 13, 2014, and was convertible into our common stock shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the two (2) lowest closing bid prices of the Common Stock during the ten (10) trading day period ending one trading day prior to the date the Conversion Notice was delivered, or $0.01 per share, whichever was greater.

The shares of common stock issuable upon conversion of the First LG Capital Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First LG Capital Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First LG Capital Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.3737 below the market price on August 13, 2013 of $0.80 provided a value of $23,236, of which $-0- and $23,236 was amortized during the years ended December 31, 2014 and 2013, respectively.

Premier Biomedical, Inc.

Notes to Financial Statements

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2014 and 2013, respectively:

		December 31,	December 31,
		2014	2013

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

		-	50,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from the Company’s CEO. The note was repaid in full on March 7, 2014.		-	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand and a from the Company’s Chairman of the Board of Directors. The note was repaid in full on March12,2014.		-	3,000

On May 4, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors. The loan was repaid in full on July 2, 2013.		-	-

On May 7, 2012, the Company received an unsecured, non-interest bearing loan in the amount of $3,000, due on demand from one of the Company’s directors. The note was repaid in full on March12,2014.		-	3,000

Total notes payable, related parties		-	109,000
Less: current portion		-	109,000
Notes payable, related parties, less current portion		$-	$-

The Company recorded interest expense in the amount of $29,321 and $3,298 for the years ended December 31, 2014 and 2013, respectively, and imputed interest expense in the amount of $134 and $840 for the years ended December 31, 2014 and 2013, respectively related to notes payable, related parties

Premier Biomedical, Inc.

Notes to Financial Statements

Note 8 – Commitments and Contingencies

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

Note 9 – Equity Line of Credit

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

Notes to Financial Statements

Note 10 – Stockholders’ Equity

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

On September 19, 2014, the Company granted 70,000 shares of common stock for services performed. The total fair value of the common stock was $7,959 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 6, 2014.

On September 19, 2014, the Company granted 100,000 shares of common stock for services performed. The total fair value of the common stock was $11,370 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 15, 2014.

On September 13, 2014, the Company granted 15,000 shares of common stock for services performed. The total fair value of the common stock was $2,250 based on the closing price of the Company’s common stock on the date of grant.

On September 6, 2014, the Company granted 120,000 shares of common stock for services performed. The total fair value of the common stock was $19,200 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 3, 2014.

On September 6, 2014, the Company granted another 120,000 shares of common stock for services performed. The total fair value of the common stock was $19,200 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 3, 2014.

Premier Biomedical, Inc.

Notes to Financial Statements

On September 6, 2014, the Company granted 70,000 shares of common stock for services performed. The total fair value of the common stock was $11,200 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 3, 2014.

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

Notes to Financial Statements

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

Notes to Financial Statements

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

Notes to Financial Statements

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

Beneficial Conversion Feature

On November 25, 2014, the Company entered into a convertible promissory note with Typenex Co-Investments, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.1019 below the market price of $0.225 on the November 25, 2014 origination date resulted in a debt discount value of $37,019 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan.

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

Note 11 – Series A Convertible Preferred Stock Warrants

Series A Convertible Preferred Stock Warrants Granted

No series A preferred stock warrants were cancelled during the years ended December 31, 2014 and 2013.

Series A Preferred Stock Warrants Cancelled

No series A preferred stock warrants were cancelled during the years ended December 31, 2014 and 2013.

Series A Preferred Stock Warrants Expired

No series A preferred stock warrants were expired during the years ended December 31, 2014 and 2013.

Premier Biomedical, Inc.

Notes to Financial Statements

Series A Preferred Stock Warrants Exercised

No series A preferred stock warrants were exercised during the years ended December 31, 2014 and 2013.

The following is a summary of information about the Series A Preferred Stock Warrants outstanding at December 31, 2014.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	2,000,000	5.5 years	$0.001	2,000,000	$0.001

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2014	2013

Average risk-free interest rates	N/A	N/A
Average expected life (in years)	N/A	N/A

Premier Biomedical, Inc.

Notes to Financial Statements

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s series A preferred stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its series A preferred stock warrants. During the years ended December 31, 2014 and 2013 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no series A preferred stock warrants granted during the years ended December 31, 2014 and 2013.

The following is a summary of activity of outstanding series A preferred stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2013	2,000,000	$0.001
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-
Balance, December 31, 2014	2,000,000	$0.001

Exercisable, December 31, 2014	2,000,000	$0.001

Note 12 – Common Stock Warrants

Common Stock Warrants Granted (2014)

On November 25, 2014, the Company issued warrants to purchase 351,455 shares of common stock, exercisable at $0.18 per share over a five (5) year period pursuant to a convertible debenture offering in exchange for net proceeds of $75,000 with an $86,500 face value. The fair value of the 351,455 common stock warrants using the Black-Scholes option-pricing model is $76,950, or $0.21895 per share based on a volatility rate of 193%, a risk-free interest rate of 1.58% and an expected term of 5 years. The proceeds received were allocated between the debt and warrants on a relative fair value basis, resulting in a debt discount of $37,981, which is being amortized over the life of the loan. The Company recognized $5,008 and $-0- of amortization recorded to interest expense during the years ended December 31, 2014 and 2013, respectively.

Premier Biomedical, Inc.

Notes to Financial Statements

On November 18, 2014, the Company granted common stock warrants to the Company’s CEO to purchase a total of 1,600,000 shares of common stock at $0.25 per share for his services as an Officer. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The warrants are exercisable over seven (7) years. The fair value of the 1,600,000 common stock warrants using the Black-Scholes option-pricing model is $356,771, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $73,403 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted common stock warrants to the Company’s Chairman of the Board of Directors to purchase a total of 1,600,000 shares of common stock at $0.25 per share for his services as the Chairman of the Board. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The warrants are exercisable over seven (7) years. The fair value of the 1,600,000 common stock warrants using the Black-Scholes option-pricing model is $356,771, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized $73,403 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted common stock warrants to one of the Directors to purchase a total of 1,400,000 shares of common stock at $0.25 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The total fair value of the 1,400,000 common stock warrants using the Black-Scholes option-pricing model is $312,174, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $64,227 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted 1,200,000 common stock warrants to each of three Directors to purchase a total of 3,600,000 shares of common stock at $0.25 per share over a seven year period from the grant date for their service as Directors. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The total fair value of the 3,600,000 common stock warrants using the Black-Scholes option-pricing model is $802,734, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $165,156 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

On November 18, 2014, the Company granted common stock warrants to one of the Directors to purchase a total of 400,000 shares of common stock at $0.25 per share over a seven year period from the grant date for their services as Directors. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The total fair value of the 400,000 common stock warrants using the Black-Scholes option-pricing model is $89,193, or $0.22298 per share, based on a volatility rate of 192%, a risk-free interest rate of 0.96% and an expected term of 3.54 years, and is being amortized over the implied service term, or vesting period, of the warrants. The Company recognized a total of $18,351 and $-0- of amortization recorded to professional fee expense during the years ended December 31, 2014 and 2013, respectively.

Premier Biomedical, Inc.

Notes to Financial Statements

On November 18, 2014, the Company granted 700,000 common stock warrants to each of three new advisors to purchase a total of 2,100,000 shares of common stock at $0.25 per share for services provided. The warrants carry a vesting period of 50% on January 15, 2015, and the remaining 50% vest on June 15, 2015. The warrants are exercisable over seven (7) years. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 2,100,000 common stock warrants using the Black-Scholes option-pricing model is $228,516, or $0.1088 per share as of December 31, 2014, based on a volatility rate of 201%, a risk-free interest rate of 1.97% and an expected term of 7 years. The Company recognized a total of $47,016 and $-0- of professional fee expense during the years ended December 31, 2014 and 2013, respectively.

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

Notes to Financial Statements

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

Common Stock Warrants Cancelled

No warrants were cancelled during the years ended December 31, 2014 and 2013.

Common Stock Warrants Expired

A total of 95,000 and 209,289 warrants expired during years ended December 31, 2014 and 2013, respectively.

Common Stock Warrants Exercised (2014)

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

Common Stock Warrants Exercised (2013)

On various dates between July 2, 2013 and July 25, 2013, the Company issued a total of 61,000 shares of its common stock pursuant to warrant exercises at $0.50 per share amongst eight investors in exchange for total proceeds of $30,500.

Premier Biomedical, Inc.

Notes to Financial Statements

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

On March 11, 2013, there were 10,000 common stock warrants exercised in exchange for proceeds of $1,000.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2014.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
	Shares	Weighted	Weighted	Shares	Weighted
Range of	Underlying	Average	Average	Underlying	Average
Exercise	Warrants	Remaining	Exercise	Warrants	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.00001 – $1.45	50,591,455	5.7 years	$0.14434	$39,891,455	$0.1160

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2014	2013

Average risk-free interest rates	1.18%	2.80%
Average expected life (in years)	4.24	1.40

Premier Biomedical, Inc.

Notes to Financial Statements

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the years ended December 31, 2014 and 2013 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.2256 and $0.4084 per warrant granted during the years ended December 31, 2014 and 2013, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2012	39,686,489	$0.1114
Warrants cancelled	(209,289)	(0.4962)
Warrants granted	460,000	0.8326
Warrants exercised	(287,200)	(0.1850)
Balance, December 31, 2013	39,650,000	$0.1172
Warrants cancelled	(95,000)	(0.75)
Warrants granted	11,051,455	0.2477
Warrants exercised	(15,000)	(0.75)
Balance, December 31, 2014	50,591,455	$0.1443

Exercisable, December 31, 2014	39,891,455	$0.1160

Premier Biomedical, Inc.

Notes to Financial Statements

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2014 and 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014 and December 31, 2013, the Company had approximately $1,930,314 and $1,306,637 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$675,610	$457,320

Net deferred tax assets before valuation allowance	$675,610	$457,320
Less: Valuation allowance	(675,610)	(457,320)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013, respectively.

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

Premier Biomedical, Inc.

Notes to Financial Statements

Note 13 – Subsequent Events

Patent License Agreement

On March 4, 2015, we entered into a Patent License Agreement (PLA) with the University of Texas at El Paso (UTEP) regarding our joint research and development of CTLA-4 Blockade with Metronomic Chemotherapy for the Treatment of Breast Cancer. This is the first PLA with UTEP following our Collaborative Agreement with them dated May 9, 2012, and memorializes the joint ownership of the applicable patent and the financial and other terms related thereto.

Convertible Debts

On March 4, 2015, we entered into an Amendment to the First Typenex Note dated November 25, 2014 that revised the conversion terms to provide that, so long as no Event of Default (as defined in the Note) has occurred, the Conversion Price shall be not less than $0.0001 (the “Conversion Floor”) and that, upon the occurrence of an Event of Default, the Conversion Floor shall not apply to any future Conversions and shall be of no further force or effect.

On February 24, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar Bays”), pursuant to which we sold to Adar Bays an 8% Convertible Promissory Note in the original principal amount of $44,100.00 (the “First Adar Note”). The Note has a maturity date of February 24, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from Adar Bays. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 1 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 121% of the principal amount; (c) between 61 and 90 days after issuance – 127% of the principal amount; (d) between 91 and 120 days after issuance – 133% of the principal amount; (e) between 121 and 150 days after issuance – 139% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to pre-payment after 180 days. The purchase and sale of the Note closed on March 2, 2015, the date that the purchase price was delivered to us.

On January 30, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which we sold to LG Capital a 8% Convertible Promissory Note in the original principal amount of $82,687.00 (the “ Second LG Note”). The Note has a maturity date of January 29, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing bid prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from LG Capital. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 1 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 121% of the principal amount; (c) between 61 and 90 days after issuance – 126% of the principal amount; (d) between 91 and 120 days after issuance – 132% of the principal amount; (e) between 121 and 150 days after issuance – 138% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to pre-payment after 180 days. The purchase and sale of the Note closed on January 30, 2015, the date that the purchase price was delivered to us.

Warrant Issuances

On March 20, 2015, the Company granted cashless common stock warrants to an independent contractor to purchase a total of 500,000 shares of common stock at $0.20 per share for investor relation services. The warrants are exercisable over five (5) years from March 20, 2015. The warrants vest in accordance with the schedule presented below, whereby the price per share is defined by the closing bid price over three consecutive trading days:

•	125,000 warrants will vest at $0.20 per share

•	125,000 warrants will vest at $0.30 per share

•	125,000 warrants will vest at $0.40 per share

•	125,000 warrants will vest at $0.50 per share

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

William A. Hartman	73	President, Chief Executive Officer, and Director (June 2010)

Dr. Mitchell S. Felder	61	Chairman of the Board of Directors and the Scientific Advisory Board (June 2010)

Heidi H. Carl	44	Secretary and Treasurer, Director (June 2010)

Jay Rosen	60	Director (June 2010)

Justin Felder	25	Director (June 2010)

John S. Borza	61	Director (August 2012)

Richard T. Najarian	46	Director (August 2012)

William A. Hartman, age 73, is our President and Chief Executive Officer and a member of our Board of Directors. From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc. From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc. From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive. From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984 he was Division Quality Compliance Manager at Ford Motor Company. At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants. He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion. Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 61, is our Chairman of the Board of Directors and our Scientific Advisory Board. Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983. He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology. Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents. Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap. During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist. Dr. Felder is presently an attending neurologist at the William Beaumont Army Medical Center in El Paso, Texas. Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 44, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors. From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc. From June 2007 to May 2009, Ms. Carl was the Product Development Specialist at General Motors Corporation. From May 2006 to May 2007, Ms. Carl was the Associate Marketing Manager at General Motors Corporation. From May 2003 to May 2006, Ms. Carl was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Ms. Carl was the District Area Parts Manager at General Motors Corporation. Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Jay Rosen, age 60, has been a member of our Board of Directors since our inception in June 2010. Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971. He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005. Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start-up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange. Mr. Rosen studied economics and finance at New York University and Columbia University.

Justin Felder, age 25, has been a member of our Board of Directors since our inception in June 2010. Mr. Felder has one granted patent (he was the co-author of a granted patent for a hydrogen bioreactor) and twenty patent applications. Neither the granted patent, nor the patent applications, have any relevance to Premier Biomedical, Inc. Mr. Felder graduated from the Wharton School of Business in 2012.

John S. Borza, PE, AVS, age 60, was appointed to our Board of Directors on August 17, 2012. Mr. Borza is currently the President and Chief Executive Officer of Value Innovation, LLC, a consulting firm focused on value engineering and creative problem solving, where he has served since August 2009. Prior to Value Innovation, Mr. Borza was a Specialist with TRW Automotive from September 2007 to September 2009, and a Director at TRW Automotive from May 1999 to September 2007. Earlier in his career, Mr. Borza worked in R&D for 12 years on a variety of products and technologies in various capacities ranging from Engineer to Chief Engineer, before moving into launch and production support roles. Mr. Borza is an Altshuller Institute certified TRIZ Practitioner, and a SAVE International certified Associate Value Specialist. He is active in the local chapter of SAVE International and currently serves as the chapter Past-President. Mr. Borza holds a B.S. degree in Electrical Engineering and an MBA from the University of Michigan.

Richard T. Najarian, age 46, was appointed to our Board of Directors on August 17, 2012. Mr. Najarian is currently the President of Precision Global Systems, where he has served since January 2001, and was the Vice President from 1996 to 2001. Precision Global Systems is a manufacturing services provider to the automotive industry. Mr. Najarian’s skills include collaborative team building, understanding and managing regulatory controls, implementation of new technologies, creating effective key measurable tools, and the ability to manage a cohesive business environment that thrives on challenges and new process development. Mr. Najarian holds a B.A. from the University of Michigan, and an MBA from Wayne State University.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Jay Rosen	1	1

Heidi H. Carl	1	1

William A. Hartman	1	1

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

During the fiscal years ended December 31, 2014 and 2013, the Board of Directors met approximately on a bi-weekly basis.

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

ITEM 11 – EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

Effective on September 28, 2012, we entered into employment agreements with our President and Chief Executive Officer, William A. Hartman, and our Chairman of the Board of Directors and Chairman of the Scientific Advisory Board, Dr. Mitchell S. Felder. In December 2012, the Company and both Mr. Hartman and Dr. Felder agreed to terminate their employment agreements, effective as of their date of inception.

We do not currently have written employment agreements with our other executives. All are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William A. Hartman	2014(2)	-0-	-0-	-0-	356,771	-0-	-0-	-0-	356,771
CEO(1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Heidi H. Carl	2014(4)	-0-	-0-	-0-	312,174	-0-	-0-	312,174	-0-
Secretary/Treasurer(3)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Mr. Hartman does not receive a salary for his services as Chief Executive Officer.

(2)

Option awards consist of warrants to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 over seven (7) years from the grant date of November 18, 2014, vesting in two (2) equal tranches, on January 15, 2015 and June 15, 2015, each with the condition that the individual is an employee of or rendering services to the Company on such date.

(3)

Ms. Carl does not receive a salary for her services as Secretary and Treasurer. Ms. Carl received warrants to purchase 70,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) tranches, on January 15, 2013 and June 15, 2013, each with the condition that the individual is an employee of or rendering services to the Company on such date. In order to exercise the warrants, our common stock must reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days prior to exercise.

(4)

Option awards consist of warrants to purchase 1,400,000 shares of our common stock at an exercise price of $0.25 over seven (7) years from the grant date of November 18, 2014, vesting in two (2) equal tranches, on January 15, 2015 and June 15, 2015, each with the condition that the individual is an employee of or rendering services to the Company on such date.

Director Compensation

For the years ended December 31, 2014 and 2013, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2015, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership		Percentage of Series A Preferred Stock Ownership (3)

William A. Hartman (4)(7)	22,755,000	(5)	54.8%	1,000,000	(6)	50.0%

Dr. Mitchell S. Felder (4)(8) P.O. Box 1332 Hermitage, PA 16148	23,208,944	(5)	55.9%	1,000,000	(6)	50.0%

Heidi H. Carl (4)(7)	2,520,000	(11)	10.8%	-		-

Jay Rosen (4)	1,470,000	(12)	6.6%	-		-

Justin Felder (4)(8)	2,231,297	(13)	9.7%	-		-

John S. Borza (4)	3,378,500	(9)	14.0%	-		-

Richard T. Najarian (4)	4,951,200	(10)	20.6%	-		-

All Officers and Directors as a Group (7 Persons)	60,514,941	(5)(11)(12)(13)(9)(10)	87.5%	2,000,000		100.0%

__________________

(1)	Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.

(2)

Unless otherwise indicated, based on 21,757,175 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, which assumes the exercise of warrants by Mr. Hartman and Dr. Felder.

(4)	Indicates one of our officers or directors.

53

(5)

Includes 17,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 50,000 shares of common stock that may be acquired at $1.45 per share, 105,000 shares of common stock that may be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, and 1,600,000 shares that may be acquired by Mr. Felder at $0.25 per share.

(6)	Includes 1,000,000 shares of Series A Convertible Preferred Stock that may be acquired upon the exercise of warrants at $0.001 per share.

(7)	William A. Hartman is the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his daughter.

(8)	Justin Felder is the son of Dr. Mitchell S. Felder. Dr. Felder disclaims ownership of shares held by his son.

(9)

Includes 20,000 shares owned by Mr. Borza’s spouse, 1,050,000 shares of common stock that may be acquired by Mr. Borza at $1.45 per share, 70,000 shares of common stock that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, and 1,200,000 shares that may be acquired by Mr. Borza at $0.25 per share.

(10)

Includes 1,050,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, and 70,000 shares that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded. Also includes 30,000 shares owned by each of Mr. Najarian’s spouse, and two minor children (a total of 90,000 shares), and 1,200,000 shares that may be acquired at $0.25 per share.

(11)

Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, 70,000 shares of common stock that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, and 1,400,000 shares that may be acquired at $0.25 per share.

(12)	Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share and 400,000 shares that may be acquired at $0.25 per share.

(13)

Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, 70,000 shares of common stock that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, and 1,200,000 shares that may be acquired at $0.25 per share.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements

Effective on September 28, 2012, we entered into employment agreements with our President and Chief Executive Officer, William A. Hartman, and our Chairman of the Board of Directors and Chairman of the Scientific Advisory Board, Dr. Mitchell S. Felder. In December 2012, the Company and both Mr. Hartman and Dr. Felder agreed to terminate their employment agreements, effective as of their date of inception.

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

Common Stock

On September 28, 2012, we issued Common Stock Purchase Warrant agreements to each of the nine (9) members of our Board of Directors (the “Director Warrants”). The Director Warrants were issued to the members of our Board of Directors as compensation for the services each provides. Pursuant to the Director Warrants, each member of the Board of Directors will be able to purchase 50,000 shares of our common stock at an exercise price of $1.45. The Director Warrants will vest in two (2) tranches. The first is exercisable on January 15, 2013, with the condition that the individual is a member of our Board of Directors on such date. The second is exercisable on June 15, 2013, with the condition that the individual is a member of our Board of Directors on such date.

On September 28, 2012, we entered into Common Stock Purchase Warrant agreements with six (6) individuals that provide various executive services to the Company (the “Executive Warrants”). The Executive Warrants were issued to the individuals as compensation for the services each provides. Pursuant to the Executive Warrants, Hartman and Dr. Felder will be able to purchase a maximum of 105,000 shares of our common stock at an exercise price of $1.45 and the other four individuals will be able to purchase a maximum of 70,000 shares of our common stock at an exercise price of $1.45. The Executive Warrants will vest in two (2) tranches and with the condition that our common stock reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days. The first is exercisable on January 15, 2013, with the condition that the individual is an employee of or rendering services to the Company on such date. The second is exercisable on June 15, 2013, with the condition that the individual is an employee of or rendering services to the Company on such date.

On October 1, 2012, we issued Common Stock Purchase Warrant agreements to Richard T. Najarian (“Najarian”) and John S. Borza (“Borza”), members of our Board of Directors (the “Second Director Warrants”). The Second Director Warrants were issued to Najarian and Borza as compensation for the services each provides. Pursuant to the Second Director Warrants, Najarian and Borza will be able to purchase 1,000,000 shares of our common stock at an exercise price of $1.45. The Second Director Warrants vest immediately.

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

Officer and Director Warrants

Effective as of November 18, 2014, we issued warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (1,600,000 shares); Richard Najarian (1,200,000 shares); John Borza (1,200,000 shares); Justin Felder (1,200,000 shares); Jay Rosen (400,000 shares); Heidi Carl (1,400,000 shares); and Mitchell Felder (1,600,000 shares). We also issued warrants to purchase a total of two million one hundred thousand (2,100,000) shares of our common stock, divided equally among three new members of our Scientific Advisory Board. The exercise price of the foregoing warrants is Twenty Five Cents ($0.25) per share.

One half of the shares underlying each of the respective warrants vest on January 15, 2015, with the balance vesting on June 15, 2015. In order for the warrants to vest on each of the foregoing dates, however, the holders must be serving in the same capacity on behalf of the Company as he or she was serving on November 18, 2014, i.e., the effective date of the grant. The issuance of the warrants was fully approved by our Board of Directors on December 9, 2014, the date a fully executed resolution authorizing the issuance was delivered to us, and issued on December 10, 2014. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2013 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
Audit Fees (1)	$9,850	$7,200
Audit Related Fee (2)	8,150	11,050
Tax Fees	-	-
All Other Fees	-	-
Total	$18,000	$18,250

_______________

(1)	Audit fees were principally for audit services.

(2)	Audit related fees were principally for work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Of the fees described above for the years ended December 31, 2014 and 2013, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (1)	Common Stock Purchase Warrant issued to The Lebrecht Group, APLC

10.8 (1)	Promissory Note issued to William A. Hartman dated December 31, 2010

10.9 (1)	Promissory Note issued to Mitchell Felder dated December 31, 2010

10.10 (1)	Promissory Note issued to William A. Hartman dated March 31, 2011

10.11 (1)	Promissory Note issued to Mitchell Felder dated March 31, 2011

10.12 (1)	Form of Warrant Sold in Private Placement

10.13 (2)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC

10.14 (2)	Frist Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC

10.15 (3)	Collaboration Agreement with the University of Texas System dated May 9, 2012

10.16 (5)	Form of Directors and Officers Warrant

10.17 (6)	Form of Directors Stock Purchase Agreement

10.18 (7)	Cooperative Research and Development Agreement with U.S. Army Medical Research and Material Command dated June 7, 2013

10.19 (8)	Securities Purchase Agreement dated August 13, 2013

10.20 (8)	Convertible Promissory Note dated August 13, 2013

10.21 (9)	Form of Directors Bridge Loan Agreement Promissory Note dated November 18, 2013

10.22 (9)	Investment Agreement dated December 5, 2013

10.23 (9)	Registration Rights Agreement dated December 5, 2013

10.24 (10)	Securities Purchase Agreement dated November 25, 2014

10.25 (10)	Convertible Promissory Note dated November 25, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_______________

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

(8) Incorporated by reference from our Current Report on Form 8-K dated August 22, 2013, and filed with the Commission on August 28, 2013.

(9) Incorporated by reference from our Current report on Form 8-K dated December 6, 2013, filed with the Commission on December 9, 2013.

(10) Incorporated by reference from our Current Report dated December 1, 2014 and filed with the Commission on December 2, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: March 31, 2015	By:	/s/ William A. Hartman
	Name:	William A. Hartman
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By:	/s/ William A. Hartman
William A. Hartman
Chief Executive Officer and Director

Dated: March 31, 2015	By:	/s/ Heidi H. Carl
Heidi H. Carl
Chief Financial Officer, Treasurer, Principal Accounting Officer and Director

	By:	/s/ Dr. Mitchell S. Felder
Dr. Mitchell S. Felder, Director

	By:	/s/ John S. Borza
John S. Borza, Director

