Form 10-Q
period 2015-03-31
PREMIER BIOMEDICAL INC
filed 2015-05-15
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2015, there were 21,757,175 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$95,930	$102,599
Prepaid expenses	4,450	9,450
Loan origination costs	7,085	3,473
Total current assets	107,465	115,522

Property and equipment, net	4,702	5,109

Total assets	$112,167	$120,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$209,489	$147,491
Accounts payable, related parties	26,924	25,299
Accrued interest	4,197	721
Convertible notes payable, net of discounts of $94,834 and $71,621 at March 31, 2015 and December 31, 2014, respectively	118,453	14,879
Total current liabilities	359,063	188,390

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized, 21,757,175 shares issued and outstanding at March 31, 2015 and December 31, 2014	218	218
Additional paid in capital	9,215,947	8,127,649
Accumulated deficit	(9,463,061)	(8,195,626)
Total stockholders' equity (deficit)	(246,896)	(67,759)

Total liabilities and stockholders' equity (deficit)	$112,167	$120,631

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
Research and development	116,802	2,742
General and administrative	23,300	47,817
Professional fees	1,086,332	227,292
Total operating expenses	1,226,434	277,851

Net operating loss	(1,226,434)	(277,851)

Other expense:
Interest expense	(41,001)	(29,455)
Total other expenses	(41,001)	(29,455)

Net loss	$(1,267,435)	$(307,306)

Weighted average number of common shares outstanding - basic and fully diluted	21,757,175	18,971,625

Net loss per share - basic and fully diluted	$(0.06)	$(0.02)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,267,435)	$(307,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	407	233
Amortization of loan origination costs	2,138	-
Imputed interest on non-interest bearing related party debts	-	134
Amortization of debt discounts	35,387	-
Stock based compensation, related parties	825,778	-
Stock based compensation	209,957	146,751
Decrease (increase) in assets:
Prepaid expenses	5,000	470
Increase (decrease) in liabilities:
Accounts payable	61,998	(104,578)
Accounts payable, related parties	1,625	(36,865)
Accrued interest	3,476	(3,298)
Net cash used in operating activities	(121,669)	(304,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	115,000	-
Repayments on notes payable, related parties	-	(109,000)
Proceeds from the sale of common stock	-	511,250
Net cash provided by financing activities	115,000	402,250

NET CHANGE IN CASH	(6,669)	97,791
CASH AT BEGINNING OF PERIOD	102,599	15,800

CASH AT END OF PERIOD	$95,930	$113,591

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$32,619
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$52,563	$-

See accompanying notes to financial statements.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements

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

Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the three months ended March 31, 2015 and 2014, respectively:

	March 31, 2015	March 31, 2014

Common stock issued for services	$-	$97,000
Warrants issued for services	209,957	49,751
Warrants issued for services, related parties	825,778	-
Total stock based compensation	$1,035,735	$146,751

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $11,517 and $35,317 for the three months ended March 31, 2015 and 2014, respectively.

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

Notes to Condensed Financial Statements

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30)(“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

No other new accounting pronouncements, issued or effective during the first quarter of 2015, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $9,463,061, and had negative working capital of ($251,598) at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Related Parties

Accounts Payable

The Company owed $12,729 and $11,069 as of March 31, 2015 and December 31, 2014, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $431 and $465 as of March 31, 2015 and December 31, 2014, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $13,765 and $13,765 as of March 31, 2015 and December 31, 2014, respectively, to one of the Company’s Board of Directors for reimbursable expenses.

Warrants

A total of $825,778 and $-0- of previously issued warrants were amortized and expensed to professional fees as stock-based compensation during the three months ending March 31, 2015 and 2014, respectively.

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

On March 4, 2015, we entered into a Patent License Agreement (“PLA”) with the University of Texas at El Paso (“UTEP”) regarding our joint research and development of CTLA-4 Blockade with Metronomic Chemotherapy for the Treatment of Breast Cancer. This is the first PLA with UTEP following our Collaborative Agreement with them dated May 9, 2012, and memorializes the joint ownership of the applicable patent and the financial and other terms related thereto.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2015 and December 31, 2014, respectively:

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$95,930	$-	$-
Total assets	95,930	-	-

Liabilities
Convertible note payable, net of discounts	-	118,453	-
Total liabilities	-	118,453	-
	$95,930	$(118,453)	$-

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$102,599	$-	$-
Total assets	102,599	-	-
Liabilities
Convertible note payable, net of discounts	-	14,879	-
Total liabilities	-	14,879	-
	$102,599	$(14,879)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2015 or the year ended December 31, 2014.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014

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

	$44,100	$-

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

	82,687	-

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

	86,500	86,500

Total convertible notes payable	213,287	86,500
Less unamortized debt discounts:
Discount on beneficial conversion feature	65,166	32,137
Original issue discount	9,216	6,511
Discount on warrants	20,452	32,973
Convertible notes payable	118,453	14,879
Less: current portion	118,453	14,879
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense for the three months ended March 31, 2015 and 2014, respectively, as follows:

	March 31, 2015	March 31, 2014

Interest on convertible notes	$3,476	$-
Interest on related party loans	-	29,455
Amortization of loan origination costs	2,138	-
Amortization of beneficial conversion feature	19,534	-
Amortization of OID	3,332	-
Amortization of warrants	12,521	-
Total interest expense	$41,001	$29,455

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

The aforementioned accounting treatment resulted in debt discounts equal to $52,563 and $37,019 during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the three months ended March 31, 2015 and 2014, the Company recorded debt amortization expense in the amount of $19,534 and $-0-, respectively, attributed to the aforementioned debt discounts.

The convertible notes, consisting of total original face values of $44,100 from Adar Bays, LLC, $82,687 from LG Capital Funding, LLC, and $86,500 from Typenex Co-Investment, LLC that created the beneficial conversion features carried a default provision that placed a “maximum share amount” on the note holder that can be owned as a result of the conversions to common stock by the note holder of 4.99% of the issued and outstanding shares of the Company.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Adar Bays, LLC Convertible Note

On February 24, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which we sold to Adar Bays an 8% Convertible Promissory Note (“First Adar Bays Note”) in the original principal amount of $44,100. The First Adar Bays Note has a maturity date of February 24, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice.

The shares of common stock issuable upon conversion of the First Adar Bays Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Adar Bays Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Adar Bays Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0473 below the market price on February 24, 2015 of $0.14 provided a value of $20,420, of which $1,958 and $-0- was amortized during the three months ended March 31, 2015 and 2014, respectively.

LG Capital Funding, LLC Convertible Note

On January 30, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC, pursuant to which we sold to LG Capital an 8% Convertible Promissory Note (“Second LG Capital Note”) in the original principal amount of $82,687. The Second LG Capital Note has a maturity date of January 29, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice.

The shares of common stock issuable upon conversion of the Second LG Capital Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second LG Capital Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second LG Capital Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.042 below the market price on January 30, 2015 of $0.14 provided a value of $32,143, of which $5,372- and $-0- was amortized during the three months ended March 31, 2015 and 2014, respectively.

Typenex Co-Investment, LLC Convertible Note

On November 25, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, pursuant to which we sold to Typenex a 10% Convertible Promissory Note (“First Typenex Note”) in the original principal amount of $86,500. The First Typenex Note has a maturity date of August 25, 2015, and is convertible into our common stock at the lesser of (i) $0.18 per share, or (ii) 70% (the “Conversion Factor”) multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10 per share. Notwithstanding the foregoing, so long as no Event of Default has occurred, the Conversion Price shall be not less than $0.0001 (the “Conversion Floor”). For the avoidance of doubt, upon the occurrence of an Event of Default, the Conversion Floor shall not apply to any future Conversions and shall be of no further force or effect.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company evaluated the First Typenex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.1019 below the market price on November 25, 2014 of $0.225 provided a value of $37,019, of which $12,204 and $-0- was amortized during the three months ended March 31, 2015 and 2014, respectively.

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

Note 8 – Changes in Stockholders’ Equity (Deficit)

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

No preferred shares were issued during the three months ended March 31, 2015.

Common Stock

The Company has 300,000,000 authorized shares of $0.00001 par value Common Stock.

No common shares were issued during the three months ended March 31, 2015.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Beneficial Conversion Feature

On February 24, 2015, the Company entered into a convertible promissory note with Adar Bays, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.0473 below the market price of $0.14 on the February 24, 2015, origination date resulted in a debt discount value of $20,420 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan.

On January 30, 2015, the Company entered into a convertible promissory note with LG Capital Funding, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.042 below the market price of $0.14 on the January 30, 2015, origination date resulted in a debt discount value of $32,143 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan.

Note 9 – Common Stock Warrants

Common Stock Warrants Granted

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

The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1166, was $58,301. The vesting period is indeterminate, therefore, the Company recognized the entire $58,301 of stock based compensation expense during the three months ended March 31, 2015.

A total of $1,035,735 and $49,751 of warrants were amortized and expensed to professional fees as stock-based compensation during the three months ending March 31, 2015 and 2014, respectively, including $825,778 during the three months ending March 31, 2015 related to warrants previously issued to related parties.

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2015, and the year ended December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2015, and December 31, 2014, the Company had approximately $2,157,014 and $1,930,314 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	March 31, 2015	December 31, 2014

Deferred tax assets:
Net operating loss carry forwards	$755,000	$675,610

Net deferred tax assets before valuation allowance	$755,000	$675,610
Less: Valuation allowance	(755,000)	(675,610)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2015, and December 31, 2014, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	March 31, 2015	December 31, 2014

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 11 – Subsequent Events

There were no subsequent events to report through the date of this filing.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Introduction

We had no revenues for the three months ended March 31, 2015. Our operating expenses were $1,226,434 for the three months ended March 31, 2015 compared to $277,851 for the three months ended March 31, 2014, an increase of $948,583, or 341%. Our operating expenses consisted mostly of professional fees and research and development as we provided stock based compensation to service providers and continued to incur research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months	Three Months
	March 31, 2015	March 31, 2014	Increase / (Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	116,802	2,742	114,060
General and administrative	23,300	47,817	(24,517)
Professional fees	1,086,332	227,292	859,040
Total operating expenses	1,226,434	277,851	948,583

Net operating loss	(1,226,434)	(277,851)	(948,583)
Other expense	(41,001)	(29,455)	(11,546)

Net loss	$(1,267,435)	$(307,306)	$(960,129)

Revenues

The Company was established on May 10, 2010, and has no revenues to date.

Research and Development

Research and development expenses were $116,802 for the three months ended March 31, 2015 compared to $2,742 for the three months ended March 31, 2014, an increase of $114,060, or 4,160%. The expenses were the continued research and development costs through our partners, specifically the University of Texas at El Paso, incurred during the three months ended March 31, 2015 related to the development of our patented technologies, and increased because we resumed efforts that had been slowed down when our cash flow would not permit it. We anticipate that research and development costs will, on average, be lower than those incurred in the three months ended March 31, 2015, but higher than those incurred in the three months ended March 31, 2014.

General and Administrative

General and administrative expenses were $23,300 for the three months ended March 31, 2015 compared to $47,817 for the three months ended March 31, 2014, a decrease of $24,517, or 51%. The decrease was primarily due to the elimination of advertising expenses paid with stock valued at $27,000 in the three months ended March 31, 2014.

Professional Fees

Professional fees expense was $1,086,332 for the three months ended March 31, 2015 compared to $227,292 for the three months ended March 31, 2014, an increase of $859,040, or 378%. Amounts for both periods include the amortization of non-cash stock based compensation related to common stock warrants granted. For the three months ended March 31, 2015, professional fees also consisted of $1,035,735 of stock based compensation, consisting of $825,778 of amortization expense on warrants issued to officers and directors, and $209,957 of amortization expense on warrants issued to consultants, in addition to $50,597 of professional fees paid, or owed in cash, compared to $119,751 of stock based compensation during the three months ending March 31, 2014, consisting of $49,751 of amortization expense on warrants granted to a consultant in 2013, $70,000 from the fair value of 100,000 shares of a common stock granted for services, in addition to $107,541 of professional fees paid, or owed in cash.

Net Operating Loss

Net operating loss for the three months ended March 31, 2015 was $1,226,434, or ($0.06) per share compared to a net operating loss of $277,851 for the three months ended March 31, 2014, or ($0.01) per share, an increase of $948,583, or 341%. Net operating loss increased, as set forth above, primarily due to an increase in research and development expenses and compensation related to stock issuances for professional fees.

Other Expense

Other expense for the three months ended March 31, 2015 was $41,001 compared to $29,455 for the three months ended March 31, 2014, an increase of $11,546, or 39%. Other expense consisted of amortization of beneficial conversion feature on convertible notes of $19,534, amortization of warrants of $12,521, interest on convertible notes of $3,476, amortization of original issue discount on convertible notes of $3,332, and amortization of loan origination costs of $2,138 during the three months ended March 31, 2015 compared to interest on related party loans of $29,455 during the three months ended March 31, 2014.

Net Loss

Net loss for the three months ended March 31, 2015 was $1,267,435 or ($0.06) per share compared to a net loss of $307,306 for the three months ended March 31, 2014, or ($0.02) per share, an increase of $960,129, or 312%. Net loss increased, as set forth above, primarily due to an increase in research and development expenses and compensation related to stock issuances for professional fees.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2015, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of March 31, 2015 was $95,930, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2014 was approximately $53,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2015 and December 31, 2014, respectively, are as follows:

	March 31, 2015	December 31, 2014	Change

Cash	$95,930	$102,599	$(6,669)
Total Current Assets	107,465	115,522	(8,057)
Total Assets	112,167	120,631	(8,464)
Total Current Liabilities	359,063	188,390	70,673
Total Liabilities	$359,063	$188,390	$70,673

Our cash and total current assets decreased slightly because, although we were able to raise capital from the sale of convertible notes, the amount raised was slightly less than our cash used in operations. Our total current liabilities increased because of the sale of convertible notes and an increase in accounts payable. Our stockholders’ deficit increased by $179,137 to $246,896.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2015 was $95,930. Based on our lack of revenues and current monthly burn rate of approximately $53,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(121,669) for the three months ended March 31, 2015 compared to $(304,459) for the three months ended March 31, 2014. For the three months ended March 31, 2015, the net cash used in operating activities consisted primarily of our net loss of $(1,267,435), offset primarily by stock based compensation to related parties of $825,778, stock based compensation of $209,957, an increase in accounts payable of $61,998, and amortization of debt discounts of $35,387. For the three months ended March 31, 2014, the net cash used in operating activities consisted primarily of our net loss of $(307,306), a decrease in accounts payable of $(104,578) and accounts payable to related parties of $(36,865), offset by non-cash adjustments to our net loss, primarily $146,751 of stock based compensation.

Investments

We had zero net cash used in investing activities for the three months ended March 31, 2015 and 2014.

Financing

Our net cash provided by financing activities for the three months ended March 15, 2015 was $115,000, all of which was proceeds from convertible notes payable, compared to $402,250 for the three months ended March 31, 2014. For the three months ended March 31, 2014, our financing activities consisted of proceeds from the sale of common stock of $511,250, offset by repayments on notes payable to related parties of $109,000.

Debt Instruments, Guarantees, and Related Covenants

On February 24, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which we sold to Adar Bays an 8% Convertible Promissory Note in the original principal amount of $44,100.00. The Note has a maturity date of February 24, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from Adar Bays. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows:

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

On January 30, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC, pursuant to which we sold to LG Capital a 8% Convertible Promissory Note in the original principal amount of $82,687.00. The Note has a maturity date of January 29, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing bid prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from LG Capital. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows:

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

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

LG Capital Funding, LLC

On January 30, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which we sold to LG Capital a 8% Convertible Promissory Note in the original principal amount of $82,687.00 (the “Note”). The Note has a maturity date of January 29, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing bid prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from LG Capital. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 1 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 121% of the principal amount; (c) between 61 and 90 days after issuance – 126% of the principal amount; (d) between 91 and 120 days after issuance – 132% of the principal amount; (e) between 121 and 150 days after issuance – 138% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to pre-payment after 180 days. The purchase and sale of the Note closed on January 30, 2015, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Adar Bays, LLC

On February 24, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC (“LG Capital”), pursuant to which we sold to Adar Bays an 8% Convertible Promissory Note in the original principal amount of $44,100.00 (the “Note”). The Note has a maturity date of February 24, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from Adar Bays. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 1 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 121% of the principal amount; (c) between 61 and 90 days after issuance – 127% of the principal amount; (d) between 91 and 120 days after issuance – 133% of the principal amount; (e) between 121 and 150 days after issuance – 139% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to pre-payment after 180 days. The purchase and sale of the Note closed on March 2, 2015, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Services

On March 20, 2015, we issued a warrant to acquire five hundred thousand (500,000) shares of our common stock in exchange for services rendered. The warrant is exercisable for five (5) years at $0.20 per share, but only vests to the extent that the closing bid price of our common stock reaches the following levels over three consecutive trading days:

•	125,000 warrants will vest at $0.20 per share;

•	125,000 warrants will vest at $0.30 per share;

•	125,000 warrants will vest at $0.40 per share; and

•	125,000 warrants will vest at $0.50 per share.

The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933. The purchaser was a sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	Securities Purchase Agreement dated January 30, 2015

10.2 (2)	Convertible Promissory Note dated January 30, 2015

10.3 (3)	Securities Purchase Agreement dated February 24, 2015

10.4 (3)	Convertible Promissory Note dated February 24, 2015

10.5 (4)	Amendment to Note dated March 4, 2015

10.6 (5)	Patent License Agreement dated March 4, 2015

10.7	Common Stock Purchase Warrant dated March 20, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

____________________

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K dated February 2, 2015 and filed with the Commission on February 4, 2015.

(3)	Incorporated by reference from our Current Report on Form 8-K dated March 2, 2015 and filed with the Commission on March 4, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 6, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K dated March 16, 2015 and filed with the Commission on March 18, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 14, 2015	By:	/s/ William A. Hartman
	Name:	William A. Hartman
	Its:	Chief Executive Officer

