Form 10-Q
period 2015-06-30
PREMIER BIOMEDICAL INC
filed 2015-08-14
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2015, there were 22,541,753 shares of common stock, $0.00001 par value, issued and outstanding.

PREMIER BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$26,492	$102,599
Prepaid expenses	8,333	9,450
Loan origination costs	4,318	3,473
Total current assets	39,143	115,522

Property and equipment, net	4,350	5,109

Total assets	$43,493	$120,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$237,892	$147,491
Accounts payable, related parties	40,594	25,299
Accrued interest	8,896	721
Convertible notes payable, net of discounts of $52,723 and $71,621 at June 30, 2015 and December 31, 2014, respectively	133,064	14,879
Total current liabilities	420,446	188,390
Total liabilities	420,446	188,390

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized, 22,138,706 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	221	218
Additional paid in capital	10,022,447	8,127,649
Accumulated deficit	(10,399,621)	(8,195,626)
Total stockholders' equity (deficit)	(376,953)	(67,759)

Total liabilities and stockholders' equity (deficit)	$43,493	$120,631

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	56,871	52,220	173,673	54,962
General and administrative	25,498	40,297	48,798	88,114
Professional fees	804,614	117,312	1,890,946	344,604
Total operating expenses	886,983	209,829	2,113,417	487,680

Net operating loss	(886,983)	(209,829)	(2,113,417)	(487,680)

Other expense:
Interest expense	(49,577)	-	(90,578)	(29,455)
Total other expenses	(49,577)	-	(90,578)	(29,455)

Net loss	$(936,560)	$(209,829)	$(2,203,995)	$(517,135)

Weighted average number of common shares
outstanding - basic and fully diluted	21,819,917	20,300,039	21,788,719	19,639,502

Net loss per share - basic and fully diluted	$(0.04)	$(0.01)	$(0.10)	$(0.03)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,203,995)	$(517,135)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	759	466
Amortization of loan origination costs	4,905	-
Imputed interest on non-interest bearing related party debts	-	134
Amortization of debt discounts	77,498	-
Stock based compensation, related parties	1,523,103	-
Stock based compensation	291,635	229,651
Decrease (increase) in assets:
Prepaid expenses	1,117	(26,243)
Increase (decrease) in liabilities:
Accounts payable	90,401	(79,581)
Accounts payable, related parties	15,295	(22,622)
Accrued interest	8,175	(3,298)
Net cash used in operating activities	(191,107)	(418,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	115,000	-
Repayments on notes payable, related parties	-	(109,000)
Proceeds from the sale of common stock	-	711,250
Net cash provided by financing activities	115,000	602,250

NET CHANGE IN CASH	(76,107)	183,622
CASH AT BEGINNING OF PERIOD	102,599	15,800

CASH AT END OF PERIOD	$26,492	$199,422

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$32,619
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$52,563	$-
Value of shares issued for conversion of debt	$27,500	$-

See accompanying notes to financial statements.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed financial statements of Premier Biomedical, Inc. (“the Company”) have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the six months ended June 30, 2015 and 2014, respectively:

	June 30,	June 30,
	2015	2014

Common stock issued for services	$-	$179,900
Warrants issued for services	291,635	49,751
Warrants issued for services, related parties	1,523,103	-
Total stock based compensation	$1,814,738	$229,651

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $18,763 and $68,055 for the six months ended June 30, 2015 and 2014, respectively.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2015, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $10,399,621, and had negative working capital of ($381,303) at June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Related Parties

Accounts Payable

The Company owed $25,512 and $11,069 as of June 30, 2015 and December 31, 2014, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $1,164 and $465 as of June 30, 2015 and December 31, 2014, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $13,765 and $13,765 as of June 30, 2015 and December 31, 2014, respectively, to one of the Company’s Board of Directors for reimbursable expenses.

The Company owed $153 and $-0- as of June 30, 2015 and December 31, 2014, respectively, to another one of the Company’s Board of Directors for reimbursable expenses.

Warrants

A total of $1,523,103 and $-0- of previously issued warrants were amortized and expensed to professional fees as stock-based compensation during the six months ending June 30, 2015 and 2014, respectively.

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

On June 19, 2015, we entered into Amendment No. 1 to this Agreement, pursuant to which we explicitly included Provisional Patent Application No. 62/161,116 entitled, “Anti-CTLA-4 Blockade” (the “Application”) under the definition of “Patent Rights” as set forth in the PLA. The Application was filed with the United States Patent and Trademarks Office on May 13, 2015; the underlying technology was invented by Robert Kirken and Georgialina Rodriguez, and is solely-owned by The Board of Regents of The University of Texas System.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014, respectively:

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$26,492	$-	$-
Total assets	26,492	-	-
Liabilities
Convertible note payable, net of discounts	-	133,064	-
Total liabilities	-	133,064	-
	$26,492	$(133,064)	$-

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$102,599	$-	$-
Total assets	102,599	-	-
Liabilities
Convertible note payable, net of discounts	-	14,879	-
Total liabilities	-	14,879	-
	$102,599	$(14,879)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2015 or the year ended December 31, 2014.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Notes Payable

Convertible notes payable consist of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014

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

On November 25, 2014, the Company received an unsecured loan from Typenex Co-Investment, LLC (“First Typenex Note”) in the amount of $86,500, bearing interest at 10%, maturing on August 25, 2015, in exchange for net proceeds of $75,000 after the deduction of $4,000 of loan origination costs and an original issue discount (“OID”) of $7,500. The Company also issued Typenex warrants to purchase 351,455 shares of common stock at a strike price of $0.18 per share over a five year term from the date of investment. The principal and interest is convertible into shares of common stock at the discretion of the note holder at the lesser of (i) $0.18 per share, or (ii) 70% (the “Conversion Factor”) multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10 per share. Notwithstanding the foregoing, so long as no Event of Default has occurred, the Conversion Price shall be not less than $0.0001 (the “Conversion Floor”). For the avoidance of doubt, upon the occurrence of an Event of Default, the Conversion Floor shall not apply to any future Conversions and shall be of no further force or effect. The note can be prepaid upon notice to Typenex any time prior to the first conversion at a premium of 120% of the then outstanding balance of the Note. The note carries a default interest rate of 22% per annum. The note holder elected to convert a total of $12,500 of principal in exchange for 172,812 shares of common stock on June 3, 2015, and $15,000 of principal in exchange for 208,719 shares of common stock on June 25, 2015.

	59,000	86,500

Total convertible notes payable	185,787	86,500
Less unamortized debt discounts:
Discount on beneficial conversion feature	39,721	32,137
Original issue discount	5,210	6,511
Discount on warrants	7,792	32,973
Convertible notes payable	133,064	14,879
Less: current portion	133,064	14,879
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense for the six months ended June 30, 2015 and 2014, respectively, as follows:

	June 30, 2015	June 30, 2014

	$8,175	$-
Interest on related party loans	-	29,455
Amortization of loan origination costs	4,905	-
Amortization of beneficial conversion feature	44,979	-
Amortization of OID	7,338	-
Amortization of warrants	25,181	-
Total interest expense	$90,578	$29,455

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

The aforementioned accounting treatment resulted in debt discounts equal to $58,600 and $82,500 during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. The discount, including Original Issue Discounts of $6,037 and $7,500 and Warrant Discounts of $-0- and $37,981 during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the six months ended June 30, 2015 and 2014, the Company recorded debt amortization expense in the amount of $77,498 and $-0-, respectively, attributed to the aforementioned debt discounts.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company evaluated the First Adar Bays Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0473 below the market price on February 24, 2015 of $0.14 provided a value of $20,420, of which $7,049 and $-0- was amortized during the six months ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the Second LG Capital Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.042 below the market price on January 30, 2015 of $0.14 provided a value of $32,143, of which $13,386 and $-0- was amortized during the six months ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the First Typenex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.1019 below the market price on November 25, 2014 of $0.225 provided a value of $37,019, of which $24,544 and $-0- was amortized during the six months ended June 30, 2015 and 2014, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Commitments and Contingencies

Collaborative Patent License Agreements

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

On June 19, 2015, we entered into Amendment No. 1 to this Agreement, pursuant to which we explicitly included Provisional Patent Application No. 62/161,116 entitled, “Anti-CTLA-4 Blockade” (the “Application”) under the definition of “Patent Rights” as set forth in the PLA. The Application was filed with the United States Patent and Trademarks Office on May 13, 2015; the underlying technology was invented by Robert Kirken and Georgialina Rodriguez, and is solely-owned by The Board of Regents of The University of Texas System.

Common Stock Commitments

On July 3, 2015, we entered into a consulting agreement with FBROCCO ASSESSORIA EMPRES ARIAL LTDA ASSESSORIA EMPRESARIAL LTDA, a Brazilian company ("FBROCCO"), pursuant to which FBROCCO will provide certain consulting services to us, which shall include (i) developing a relationship between us and a Brazilian-based entity that is interested in entering into a joint venture where the purpose is to import, market and sell our products in Brazil and other South American countries; and (ii) facilitating a trip for one of our officers to travel to Brazil and meet with the proposed joint venture partner and various governmental officials who have relationships that would be advantageous to the formation and success of the anticipated joint venture.

In addition to a $10,000 payment made in July, we agreed to pay FBROCCO a total of 1,500,000 shares of our common stock if a successful joint venture is formed and generates One Million U.S. Dollars ($1,000,000) in gross revenues by June 23, 2016.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

No preferred shares were issued during the six months ended June 30, 2015.

Common Stock

The Company has 300,000,000 authorized shares of $0.00001 par value Common Stock.

Common Stock Issuances for Debt Conversions

On June 25, 2015, the Company issued 208,719 shares of common stock pursuant to the conversion of $15,000 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 3, 2015, the Company issued 172,812 shares of common stock pursuant to the conversion of $12,500 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Note 9 – Common Stock Warrants

Common Stock Warrants Granted

On May 30, 2015, the Company granted cashless common stock warrants to an independent contractor to purchase a total of 500,000 shares of common stock at $0.25 per share for advisory services. The warrants are exercisable over seven (7) years from May 30, 2015. The warrants vest in full on December 1, 2015. The initial estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 199% and a call option value of $0.13751, was $68,756. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 500,000 common stock warrants using the Black-Scholes option-pricing model was re-measured at $59,384, or $0.1188 per share as of June 30, 2015, based on a volatility rate of 199%, a risk-free interest rate of 2.07% and an expected term of 7 years. The Company recognized a total of $9,951 and $-0- of professional fee expense during the six months ended June 30, 2015 and 2014, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

• 125,000 warrants will vest at $0.20 per share

• 125,000 warrants will vest at $0.30 per share

• 125,000 warrants will vest at $0.40 per share

• 125,000 warrants will vest at $0.50 per share

The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1166, was $58,301. The vesting period is indeterminate, therefore, the Company recognized the entire $58,301 of stock based compensation expense during the six months ended June 30, 2015.A total of $1,814,738 and $49,751 of warrants were amortized and expensed to professional fees as stock-based compensation during the six months ending June 30, 2015 and 2014, respectively, including $1,523,103 during the six months ending June 30, 2015 related to warrants previously issued to related parties.

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2015, and the year ended December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2015, and December 31, 2014, the Company had approximately $2,318,500 and $1,930,314 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$811,475	$675,610

Net deferred tax assets before valuation allowance	$811,475	$675,610
Less: Valuation allowance	(811,475)	(675,610)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2015, and December 31, 2014, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	June 30,	December 31,
	2015	2014

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 11 – Subsequent Events

Debt Financing, Related Parties

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO.

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board.

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors.

Common Stock Issuances for Debt Conversions

On August 4, 2015, the Company issued 292,181 shares of common stock pursuant to the conversion of $3,687 of principal and $147.88 of interest on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 23, 2015, the Company issued 260,866 shares of common stock pursuant to the conversion of $13,000 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Cancellations

On August 12, 2015, the Company cancelled and returned to treasury a total of 150,000 shares of common stock previously issued to a consultant for services provided.

Warrant Grants

On July 25, 2015, the Company granted cashless common stock warrants to an independent contractor to purchase a total of 500,000 shares of common stock at $0.10 per share for advisory services. The warrants are exercisable over seven (7) years from July 25, 2015. The warrants vest in full on December 1, 2015. The initial estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.0497, was $24,872.

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

Summary Overview

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of Alzheimer’s Disease (AD), Fibromyalgia, Multiple Sclerosis(MS), Traumatic Brain Injury(TBI), Amyotrophic Lateral Sclerosis (ALS/Lou Gehrig’s Disease), Blood Sepsis and Viremia, and Cancer.

We have not generated any revenue to date, and we do not currently have a product ready for market.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2014 and 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must constantly raise capital by issuing debt or through the sale of our stock. However, there is no assurance that we will be able to raise the necessary funds or that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Introduction

We had no revenues for the three and six months ended June 30, 2015. Our operating expenses were $886,983 and $2,113,417, respectively, for the three and six months ended June 30, 2015 compared to $209,829 and $487,680, respectively, for the three and six months ended June 30, 2014, an increase of $667,154 and $1,625,737, or 323% and 333%, respectively. Our operating expenses consisted mostly of professional fees and research and development as we provided stock based compensation to service providers and continued to incur research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	56,871	52,220	173,673	54,962
General and administrative	25,498	40,297	48,798	88,114
Professional fees	804,614	117,312	1,890,946	344,604
Total operating expenses	886,983	209,829	2,113,417	487,680

Net operating loss	(886,983)	(209,829)	(2,113,417)	(487,680)
Other expense	(49,577)	-	(90,578)	(29,455)

Net loss	$(936,560)	$(209,829)	$(2,203,995)	$(517,135)

Revenues

The Company was established on May 10, 2010, and has no revenues to date.

Research and Development

Research and development expenses were $56,871 and $173,673 for the three and six months ended June 30, 2015, respectively, compared to $52,220 and $54,962 for the three and six months ended June 30, 2014, respectively, an increase of $4,651 and $118,711, or 9% and 216%. The expenses were the continued research and development costs through our partners, specifically the University of Texas at El Paso, incurred during the three and six months ended June 30, 2015 related to the development of our patented technologies, and increased because we resumed efforts that had been slowed down when our cash flow would not permit it. We anticipate that research and development costs will, on average, be consistent with the costs incurred in the three months ended June 30, 2015, and June 30, 2014, but lower than those incurred in the six months ended June 30, 2015, and higher than the six months ended June 30, 2014.

General and Administrative

General and administrative expenses were $25,498 and $48,798 for the three and six months ended June 30, 2015, respectively, compared to $40,297 and $88,114 for the three and six months ended June 30, 2014, respectively, a decrease of $14,799 and $39,316, or 37% and 45%. The decrease in both periods was primarily due to the elimination of certain advertising and promotion expenses.

Professional Fees

Professional fees expense was $804,614 and $1,890,946 for the three and six months ended June 30, 2015, respectively, compared to $117,312 and $344,604 for the three and six months ended June 30, 2014, respectively, an increase of $687,302 and $1,546,342, or 586% and 449%. Amounts for both periods include the amortization of non-cash stock based compensation related to common stock warrants granted. For the six months ended June 30, 2015, professional fees also consisted of $1,814,738 of stock based compensation, consisting of $1,523,103 of amortization expense on warrants issued to officers and directors, and $291,635 of amortization expense on warrants issued to consultants, in addition to $76,208 of professional fees paid, or owed in cash, compared to $179,900 of stock based compensation related to the issuance of a total of 283,462 shares of common stock, $49,751 of amortized warrant expenses related to issuances to independent contractors and approximately $114,953 of professional fees paid, or owed in cash, for the six months ended June 30, 2014.

Net Operating Loss

Net operating loss for the three and six months ended June 30, 2015, was $886,983, or ($0.04) per share, and $2,113,417, or $(0.10) per share, respectively, compared to $209,829, or $(0.01) per share, and $487,680, or ($0.03) per share, for the three and six months ended June 30, 2014. The increase in net operating loss was $667,154, or 323%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and $1,615,737, or 325%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Net operating loss increased, as set forth above, primarily due to an increase in research and development expenses and compensation related to stock issuances for professional fees.

Other Expense

Other expense for the three and six months ended June 30, 2015 was $49,577 and $90,578, respectively, as compared to $-0- and $29,455 for the three and six months ended June 30, 2014. Other expense consisted of amortization of beneficial conversion feature on convertible notes of $44,979, amortization of warrants of $25,181, interest on convertible notes of $8,175, amortization of original issue discount on convertible notes of $7,338, and amortization of loan origination costs of $4,905 during the six months ended June 30, 2015 compared to interest on related party loans of $29,455 during the six months ended June 30, 2014.

Net Loss

Net loss for the three and six months ended June 30, 2015, was $936,560, or ($0.04) per share, and $2,203,995, or $(0.10) per share, respectively, compared to $209,829, or $(0.01) per share, and $517,135, or ($0.03) per share, for the three and six months ended June 30, 2014. Net loss increased, as set forth above, primarily due to an increase in research and development expenses and compensation related to stock issuances for professional fees.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2015, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2015 was $26,492, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2014 was approximately $53,000, although we do have some flexibility with the burn rate related to our research partners, as evidenced by our reduced burn rate of approximately $32,000 in 2015. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2015 and December 31, 2014, respectively, are as follows:

	June 30,	December 31,
	2015	2014	Change

Cash	$26,492	$102,599	$(76,107)
Total Current Assets	39,143	115,522	(79,379)
Total Assets	43,493	120,631	(77,138)
Total Current Liabilities	420,446	188,390	232,056
Total Liabilities	$420,446	$188,390	$232,056

Our cash and total current assets decreased because, although we were able to raise capital from the sale of convertible notes, the amount raised was less than our cash used in operations. Our total current liabilities increased because of the sale of convertible notes, an increase in accounts payable. Our stockholders’ deficit increased by $309,194 to $376,953.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2015 was $26,492. Based on our lack of revenues and current monthly burn rate of approximately $32,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(191,107) for the six months ended June 30, 2015, compared to $(418,628) for the six months ended June 30, 2014. For the six months ended June 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $(2,203,995), offset primarily by stock based compensation to related parties of $1,523,103, stock based compensation of $291,635, an increase in accounts payable of $90,401, and amortization of debt discounts of $77,498. For the six months ended June 30, 2014, the net cash used in operating activities consisted primarily of our net loss of $(517,135), a decrease in accounts payable of $(79,581) and accounts payable to related parties of $(22,622), offset by non-cash adjustments to our net loss, primarily $229,651 of stock based compensation.

Investments

We had zero net cash used in investing activities for the six months ended June, 2015 and 2014.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2014, was $115,000, compared to $-0- for the six months ended June 30, 2014. For the six months ended June 30, 2014, our financing activities consisted of proceeds from the sale of convertible note payables.

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

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2015, we issued a warrant to acquire up to five hundred thousand (500,000) shares of our common stock to Ryan Fields, one of the members of our Scientific Advisory Board, in exchange for services related thereto. The warrant is exercisable for seven (7) years at $0.25 and shall vest in its entirety on December 1, 2015, subject to the condition that Mr. Fields is still a member of our Scientific Advisory Board at that time. If Mr. Fields ceases to be a member of our Scientific Advisory Board for any reason prior to December 1, 2015, the warrant shall terminate immediately.

The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933. The purchaser was a sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	Patent License Agreement dated March 4, 2015

10.2 (3)	Amendment No. 1 to Patent License Agreement dated June 19, 2015.

10.3 (4)	Consulting Agreement with FBROCCO dated June 23, 2015.

10.4	Common Stock Purchase Warrant issued to Ryan Fields dated March 30, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

________________

(1)       Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)       Incorporated by reference from our Current Report on Form 8-K dated March 16, 2015, and filed with the Commission on March 18, 2015.

(3)       Incorporated by reference from our Current Report on Form 8-K dated June 19, 2015, and filed with the Commission on June 23, 2015.

(4)       Incorporated by reference from our Current Report on Form 8-K dated July 3, 2015, and filed with the Commission on July 9, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: August 14, 2015	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer

