Form 10-Q
period 2015-09-30
PREMIER BIOMEDICAL INC
filed 2015-11-24
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Registrant's telephone number, including area code (814) 786-8849

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 20, 2015, there were 60,518,737 shares of common stock, $0.00001 par value, issued and outstanding.

PREMIER BIOMEDICAL, INC.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$73,393	$102,599
Prepaid expenses	8,861	9,450
Loan origination costs	4,535	3,473
Total current assets	86,789	115,522

Property and equipment, net	3,999	5,109

Total assets	$90,788	$120,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$299,449	$147,491
Accounts payable, related parties	45,733	25,299
Accrued interest	11,983	721
Convertible notes payable, net of discounts of $105,465 and $71,621 at September 30, 2015 and December 31, 2014, respectively	129,135	14,879
Notes payable, related parties	30,000	-
Total current liabilities	516,300	188,390
Total liabilities	516,300	188,390

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 300,000,000 shares authorized, 26,324,183 and 21,757,175 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	263	218
Additional paid in capital	10,162,611	8,127,649
Accumulated deficit	(10,588,376)	(8,195,626)
Less: subscription receivable, 1,000,000 and -0- shares of common stock at September 30, 2015 and December 31, 2014, respectively	(10)	-
Total stockholders' equity (deficit)	(425,512)	(67,759)

Total liabilities and stockholders' equity (deficit)	$90,788	$120,631

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	59,734	25,588	233,407	80,550
General and administrative	44,786	113,769	93,584	201,883
Professional fees	35,727	107,685	1,926,673	452,289
Total operating expenses	140,247	247,042	2,253,664	734,722

Net operating loss	(140,247)	(247,042)	(2,253,664)	(734,722)

Other expense:
Interest expense	(48,508)	-	(139,086)	(29,455)
Total other expenses	(48,508)	-	(139,086)	(29,455)

Net loss	$(188,755)	$(247,042)	$(2,392,750)	$(764,177)

Weighted average number of common shares outstanding - basic and fully diluted	23,546,325	20,719,892	22,381,026	20,003,589

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.11)	$(0.04)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,392,750)	$(764,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,110	698
Amortization of loan origination costs	7,688	-
Imputed interest on non-interest bearing related party debts	-	134
Amortization of debt discounts	119,204	-
Stock based compensation, related parties	1,523,103	-
Stock based compensation	287,264	312,830
Decrease (increase) in assets:
Prepaid expenses	589	(8,637)
Increase (decrease) in liabilities:
Accounts payable	151,958	(87,696)
Accounts payable, related parties	20,434	(21,161)
Accrued interest	12,194	(3,298)
Net cash used in operating activities	(269,206)	(571,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	210,000	-
Proceeds from notes payable, related parties	30,000	-
Repayments on notes payable, related parties	-	(109,000)
Proceeds from the sale of common stock	-	711,250
Net cash provided by financing activities	240,000	602,250

NET CHANGE IN CASH	(29,206)	30,943
CASH AT BEGINNING OF PERIOD	102,599	15,800

CASH AT END OF PERIOD	$73,393	$46,743

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$32,619
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$142,011	$-
Value of shares issued for conversion of debt	$82,619	$-

See accompanying notes to financial statements.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed financial statements of Premier Biomedical, Inc. ("the Company") have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

JOBS Act

We are an "emerging growth company" as defined in the recently-enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not "emerging growth companies." As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an "emerging growth company" until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated filer" as defined under the federal securities laws.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company's stock based compensation consisted of the following during the nine months ended September 30, 2015 and 2014, respectively:

	September 30,	September 30,
	2015	2014

Common stock issued for services	$-	$263,079
Warrants issued for services	287,264	49,751
Warrants issued for services, related parties	1,523,103	-
Total stock based compensation	$1,810,367	$312,830

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $40,874 and $150,821 for the nine months ended September 30, 2015 and 2014, respectively.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Uncertain Tax Positions

In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company's income tax returns. These audits include questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2015, have had or are expected to have a significant impact on the Company's financial statements.

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $10,588,376, and had negative working capital of ($429,511) at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 - Related Parties

Accounts Payable

The Company owed $29,703 and $11,069 as of September 30, 2015 and December 31, 2014, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $2,112 and $465 as of September 30, 2015 and December 31, 2014, respectively, to the Company's CEO for reimbursable expenses.

The Company owed $13,765 and $13,765 as of September 30, 2015 and December 31, 2014, respectively, to one of the Company's Board of Directors for reimbursable expenses.

The Company owed $153 and $-0- as of September 30, 2015 and December 31, 2014, respectively, to another one of the Company's Board of Directors for reimbursable expenses.

Notes Payable

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's CEO.

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's Chairman of the Board.

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company's Directors.

Warrants

A total of $1,523,103 and $-0- of previously issued warrants were amortized and expensed to professional fees as stock-based compensation during the nine months ending September 30, 2015 and 2014, respectively.

Common Stock Warrants Exercised

On September 10, 2015, the Company issued 1,000,000 shares of common stock pursuant to the exercise of warrants by the Company's Chairman of the Board at $0.00001 per share for total proceeds of $10. The proceeds were subsequently received during the fourth quarter and therefore was recognized as a subscription receivable.

Note 4 - Patent Rights and Applications

The Company amortizes its patent rights and applications on a straight line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications. The Company has elected to expense all of their patent rights and application costs due to difficulties associated with having to prove the value of their future economic benefits. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company's policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis.

On March 4, 2015, we entered into a Patent License Agreement ("PLA") with the University of Texas at El Paso ("UTEP") regarding our joint research and development of CTLA-4 Blockade with Metronomic Chemotherapy for the Treatment of Breast Cancer. This is the first PLA with UTEP following our Collaborative Agreement with them dated May 9, 2012, and memorializes the joint ownership of the applicable patent and the financial and other terms related thereto.

On June 19, 2015, we entered into Amendment No. 1 to this Agreement, pursuant to which we explicitly included Provisional Patent Application No. 62/161,116 entitled, "Anti-CTLA-4 Blockade" (the "Application") under the definition of "Patent Rights" as set forth in the PLA. The Application was filed with the United States Patent and Trademarks Office on May 13, 2015; the underlying technology was invented by Robert Kirken and Georgialina Rodriguez, and is solely-owned by The Board of Regents of The University of Texas System.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 - Fair Value of Financial Instruments

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

The Company has certain financial instruments that must be measured under the new fair value standard. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2015 and December 31, 2014, respectively:

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$73,393	$-	$-
Total assets	73,393	-	-
Liabilities
Convertible note payable, net of discounts		129,135
Notes payable, related parties	-	30,000	-
Total liabilities	-	159,135	-
	$73,393	$(159,135)	$-

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$102,599	$-	$-
Total assets	102,599	-	-
Liabilities
Convertible note payable, net of discounts	-	14,879	-
Total liabilities	-	14,879	-
	$102,599	$(14,879)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2015 or the year ended December 31, 2014.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 - Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2015 and December 31, 2014, respectively:

September 30,	December 31,
2015	2014

On September 21, 2015, the Company received net proceeds of $45,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated September 3, 2015 with a face value of $48,000 ("First Vis Vires Note"), which matures on June 8, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of fifty eight percent (58%) of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion, or a fixed rate of $0.00001 per share. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The Company must at all times reserve at least 20,250,000 shares of common stock for potential conversions.

$48,000	$-

On September 2, 2015, the Company received net proceeds of $50,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $55,000 ("First JMJ Note"), which matures on September 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $250,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of sixty percent (60%) of the lowest trading price of the Company's common stock over the twenty five (25) trading days prior to the conversion request date, or a fixed rate of $0.00005 per share, as amended within the original promissory note on September 8, 2015 (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 24 million shares of common stock for potential conversions.

55,000	-

On February 24, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays"), pursuant to which we sold to Adar Bays an 8% Convertible Promissory Note in the original principal amount of $44,100.00 (the "First Adar Note"). The Note has a maturity date of February 24, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from Adar Bays. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows:

(a) between 1 and 30 days after issuance - 115% of the principal amount;

(b) between 31 and 60 days after issuance - 121% of the principal amount;

(c) between 61 and 90 days after issuance - 127% of the principal amount;

(d) between 91 and 120 days after issuance - 133% of the principal amount;

(e) between 121 and 150 days after issuance - 139% of the principal amount; and

(f) between 151 and 180 days after issuance - 140% of the principal amount.

There is no right to pre-payment after 180 days. The purchase and sale of the Note closed on March 2, 2015, the date that the purchase price was delivered to us. The note holder elected to convert a total of $7,000 of principal in exchange for 459,242 shares of common stock on September, 2015.

37,100	-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On January 30, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG Capital"), pursuant to which we sold to LG Capital a 8% Convertible Promissory Note in the original principal amount of $82,687.00 (the " Second LG Note"). The Note has a maturity date of January 29, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing bid prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice from LG Capital. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows:

(a) between 1 and 30 days after issuance - 115% of the principal amount;

(b) between 31 and 60 days after issuance - 121% of the principal amount;

(c) between 61 and 90 days after issuance - 126% of the principal amount;

(d) between 91 and 120 days after issuance - 132% of the principal amount;

(e) between 121 and 150 days after issuance - 138% of the principal amount; and

(f) between 151 and 180 days after issuance - 140% of the principal amount.

There is no right to pre-payment after 180 days. The purchase and sale of the Note closed on January 30, 2015, the date that the purchase price was delivered to us. The note holder elected to convert a total of $21,619, consisting of $20,687 of principal and $932 of interest, in exchange for a total of 1,792,248 shares of common stock on various dates between August 4, 2015 and September 18, 2015.

	62,000	-

On November 25, 2014, the Company received an unsecured loan from Typenex Co-Investment, LLC ("First Typenex Note") in the amount of $86,500, bearing interest at 10%, maturing on August 25, 2015, in exchange for net proceeds of $75,000 after the deduction of $4,000 of loan origination costs and an original issue discount ("OID") of $7,500. The Company also issued Typenex warrants to purchase 351,455 shares of common stock at a strike price of $0.18 per share over a five year term from the date of investment. The principal and interest is convertible into shares of common stock at the discretion of the note holder at the lesser of (i) $0.18 per share, or (ii) 70% (the "Conversion Factor") multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10 per share. Notwithstanding the foregoing, so long as no Event of Default has occurred, the Conversion Price shall be not less than $0.0001 (the "Conversion Floor"). For the avoidance of doubt, upon the occurrence of an Event of Default, the Conversion Floor shall not apply to any future Conversions and shall be of no further force or effect. The note can be prepaid upon notice to Typenex any time prior to the first conversion at a premium of 120% of the then outstanding balance of the Note. The note carries a default interest rate of 22% per annum. The note holder elected to convert a total of $54,000 of principal in exchange for 1,465,518 shares of common stock on various dates between June 3, 2015 and August 25, 2015.

	32,500	86,500

Total convertible notes payable	234,600	86,500
Less unamortized debt discounts:
Discount on beneficial conversion feature	99,160	32,137
Original issue discount	6,305	6,511
Discount on warrants	-	32,973
Convertible notes payable	129,135	14,879
Less: current portion	129,135	14,879
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense for the nine months ended September 30, 2015 and 2014, respectively, as follows:

	September 30,	September 30,
	2015	2014

Interest on convertible notes	$12,194	$-
Interest on related party loans	-	29,455
Amortization of loan origination costs	7,688	-
Amortization of beneficial conversion feature	74,988	-
Amortization of OID	11,243	-
Amortization of warrants	32,973	-
Total interest expense	$139,086	$29,455

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

The aforementioned accounting treatment resulted in debt discounts equal to $153,048 and $82,500 during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. The discount, including Original Issue Discounts of $11,037 and $7,500 and Warrant Discounts of $-0- and $37,981 during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the nine months ended September 30, 2015 and 2014, the Company recorded debt amortization expense in the amount of $119,204 and $-0-, respectively, attributed to the aforementioned debt discounts.

The convertible notes, consisting of total original face values of $48,000 from Vis Vires Group, Inc., JMJ Financial $44,100, from Adar Bays, LLC, $82,687 from LG Capital Funding, LLC, and $86,500 from Typenex Co-Investment, LLC that created the beneficial conversion features carried a default provision that placed a "maximum share amount" on the note holder that can be owned as a result of the conversions to common stock by the note holder of 4.99% of the issued and outstanding shares of the Company.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Vis Vires Group, Inc. Convertible Note

On September 21, 2015, we received proceeds from a Securities Purchase Agreement we entered into on September 3, 2015 with VIS Vires Group, Inc., pursuant to which we sold to VIS Vires an 8% Convertible Promissory Note ("First VIS Vires Note") in the original principal amount of $48,000. The First VIS Vires Note has a maturity date of June 8, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.00001 cents per share or (ii) fifty eight percent (58%) of the average of the three (3) lowest closing bid prices over the 10 days prior to receipt of a conversion notice.

The shares of common stock issuable upon conversion of the First Vis Vires Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Vis Vires Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.00747 below the market price on September 21, 2015 of $0.016 provided a value of $39,448, of which $1,360 and $-0- was amortized during the nine months ended September 30, 2015 and 2014, respectively.

JMJ Financial Convertible Note

On September 2, 2015, we entered into a Securities Purchase Agreement with JMJ Financial, pursuant to which we sold to JMJ Financial a 12% Convertible Promissory Note ("First JMJ Note") in the original principal amount of $55,000. The First JMJ Note has a maturity date of September 1, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.00005 cents per share or (ii) sixty percent (60%) of the lowest trading price of the Company's common stock over the twenty five (25) trading days prior to receipt of a conversion notice.

The shares of common stock issuable upon conversion of the First JMJ Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0194 below the market price on September 2, 2015 of $0.032 provided a value of $50,000, of which $3,836 and $-0- was amortized during the nine months ended September 30, 2015 and 2014, respectively.

Adar Bays, LLC Convertible Note

On February 24, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which we sold to Adar Bays an 8% Convertible Promissory Note ("First Adar Bays Note") in the original principal amount of $44,100. The First Adar Bays Note has a maturity date of February 24, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice.

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

The Company evaluated the First Adar Bays Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0473 below the market price on February 24, 2015 of $0.14 provided a value of $20,420, of which $13,501 and $-0- was amortized during the nine months ended September 30, 2015 and 2014, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

LG Capital Funding, LLC Convertible Note

On January 30, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC, pursuant to which we sold to LG Capital an 8% Convertible Promissory Note ("Second LG Capital Note") in the original principal amount of $82,687. The Second LG Capital Note has a maturity date of January 29, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.001 cents per share or (ii) 70% of the average of the two (2) lowest closing prices of our common stock for the fifteen (15) trading days prior to receipt of a conversion notice.

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

The Company evaluated the Second LG Capital Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.042 below the market price on January 30, 2015 of $0.14 provided a value of $32,143, of which $24,154 and $-0- was amortized during the nine months ended September 30, 2015 and 2014, respectively.

Typenex Co-Investment, LLC Convertible Note

On November 25, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, pursuant to which we sold to Typenex a 10% Convertible Promissory Note ("First Typenex Note") in the original principal amount of $86,500. The First Typenex Note has a maturity date of August 25, 2015, and is convertible into our common stock at the lesser of (i) $0.18 per share, or (ii) 70% (the "Conversion Factor") multiplied by the Market Price (as defined in the Note). If the Market Price of our common stock falls below $0.10 per share after the issuance of the Note, the Conversion Factor will automatically be reduced by 5% for all conversions completed while the Market Price is below $0.10 per share. Notwithstanding the foregoing, so long as no Event of Default has occurred, the Conversion Price shall be not less than $0.0001 (the "Conversion Floor"). For the avoidance of doubt, upon the occurrence of an Event of Default, the Conversion Floor shall not apply to any future Conversions and shall be of no further force or effect.

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

The Company evaluated the First Typenex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.1019 below the market price on November 25, 2014 of $0.225 provided a value of $37,019, of which $32,137 and $-0- was amortized during the nine months ended September 30, 2015 and 2014, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 - Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's CEO.	$10,000	$-

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's Chairman of the Board.	10,000	-

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company's Directors.	10,000	-

Total notes payable, related parties	30,000	-
Less: current portion	30,000	-
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $564 and $-0- for the nine months ended September 30, 2015 and 2014, respectively related to notes payable, related parties.

Note 8 - Commitments and Contingencies

Collaborative Patent License Agreements

On May 9, 2012, the Company entered into a Collaborative Agreement with the University of Texas at El Paso. Pursuant to the terms of the Agreement, the Company will work jointly with the University to develop a series of research and development programs around its sequential-dialysis technology in the areas of Alzheimer's Disease, Traumatic Brain Injury (TBI), Chronic Pain Syndrome, Fibromyalgia, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig's disease), Blood Sepsis, Cancer, Heart Attacks and Strokes. The programs will utilize the facilities at one or more of the University of Texas' campuses. The Company will pay the University's actual overhead for the projects, plus a negotiated facility and administration overhead expense, and 10% of all gross revenues associated with the sale, license and/or royalties of all products and treatment procedures directly affiliated with programs. Intellectual property jointly invented and developed as a result of the projects will be owned jointly by the University and the Company. The Agreement has an initial term of five (5) years, and is renewable upon mutual agreement of the parties.

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

On June 19, 2015, we entered into Amendment No. 1 to this Agreement, pursuant to which we explicitly included Provisional Patent Application No. 62/161,116 entitled, "Anti-CTLA-4 Blockade" (the "Application") under the definition of "Patent Rights" as set forth in the PLA. The Application was filed with the United States Patent and Trademarks Office on May 13, 2015; the underlying technology was invented by Robert Kirken and Georgialina Rodriguez, and is solely-owned by The Board of Regents of The University of Texas System.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 - Changes in Stockholders' Equity (Deficit)

Convertible Preferred Stock, Series A

The Company has 10,000,000 authorized shares of Preferred Stock, of which 2,000,000 shares of $0.001 par value Series A Convertible Preferred Stock ("Series A Preferred Stock") have been designated. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share into one (1) fully paid and non-assessable share of Common Stock. Each outstanding share of Series A Preferred Stock is entitled to one hundred (100) votes per share on all matters to which the shareholders of the Corporation are entitled or required to vote. The Company shall reserve and keep available out of its authorized but unissued shares of Common Stock such number of shares sufficient to effect the conversions. No shares of Series A Preferred Stock have been granted to date.

No preferred shares were issued during the nine months ended September 30, 2015.

Common Stock

The Company has 300,000,000 authorized shares of $0.00001 par value Common Stock.

Common Stock Issuances for Debt Conversions

On September 18, 2015, the Company issued 681,800 shares of common stock pursuant to the conversion of $6,300, consisting of $6,000 of principal and $300 of interest on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On September 3, 2015, the Company issued 459,242 shares of common stock pursuant to the conversion of $7,000 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 26, 2015, the Company issued 446,711 shares of common stock pursuant to the conversion of $6,270, consisting of $6,000 of principal and $270 of interest on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 25, 2015, the Company issued 823,121 shares of common stock pursuant to the conversion of $13,500 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 17, 2015, the Company issued 371,556 shares of common stock pursuant to the conversion of $5,215, consisting of $5,000 of principal and $215 of interest on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 4, 2015, the Company issued 292,181 shares of common stock pursuant to the conversion of $3,835, consisting of $3,687 of principal and $148 of interest, on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Common Stock Issuances for Exercise of Warrants, Related Party

On September 10, 2015, the Company issued 1,000,000 shares of common stock pursuant to the exercise of warrants by the Company's Chairman of the Board at $0.00001 per share for total proceeds of $10. The proceeds were subsequently received during the fourth quarter and therefore was recognized as a subscription receivable.

Common Stock Cancellations

On August 12, 2015, the Company cancelled and returned to treasury a total of 150,000 shares of common stock previously issued to a consultant for services provided.

Beneficial Conversion Feature

On September 21, 2015, the Company entered into a convertible promissory note with Vis Vires Group, Inc. The beneficial conversion feature discount resulting from the conversion price that was $0.00747 below the market price of $0.016 on the origination date of September 21, 2015, resulted in a debt discount value of $39,448 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan.

On September 2, 2015, the Company entered into a convertible promissory note with JMJ Financial. The beneficial conversion feature discount resulting from the conversion price that was $0.0194 below the market price of $0.032 on the origination date of September 2, 2015, resulted in a debt discount value of $50,000 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan.

On February 24, 2015, the Company entered into a convertible promissory note with Adar Bays, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.0473 below the market price of $0.14 on the origination date of February 24, 2015, resulted in a debt discount value of $20,420 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan.

On January 30, 2015, the Company entered into a convertible promissory note with LG Capital Funding, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.042 below the market price of $0.14 on the origination date of January 30, 2015, resulted in a debt discount value of $32,143 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 - Common Stock Warrants

Common Stock Warrants Granted

On July 25, 2015, the Company granted cashless common stock warrants to an independent contractor to purchase a total of 500,000 shares of common stock at $0.10 per share for advisory services. The warrants are exercisable over seven (7) years from July 25, 2015. The warrants vest in full on December 1, 2015. The initial estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.0497, was $24,872. In accordance with Accounting Standards Codification ("ASC") 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 500,000 common stock warrants using the Black-Scholes option-pricing model was re-measured at $4,720, or $0.0094 per share as of September 30, 2015, based on a volatility rate of 232%, a risk-free interest rate of 1.75% and an expected term of 7 years. The Company recognized a total of $2,452 and $-0- of professional fee expense during the nine months ended September 30, 2015 and 2014, respectively.

On May 30, 2015, the Company granted cashless common stock warrants to an independent contractor to purchase a total of 500,000 shares of common stock at $0.25 per share for advisory services. The warrants are exercisable over seven (7) years from May 30, 2015. The warrants vest in full on December 1, 2015. The initial estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 199% and a call option value of $0.13751, was $68,756. In accordance with Accounting Standards Codification ("ASC") 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 500,000 common stock warrants using the Black-Scholes option-pricing model was re-measured at $4,706, or $0.0094 per share as of September 30, 2015, based on a volatility rate of 232%, a risk-free interest rate of 1.75% and an expected term of 7 years. The Company recognized a total of $3,129 and $-0- of professional fee expense during the nine months ended September 30, 2015 and 2014, respectively.

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

The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1166, was $58,301. The vesting period is indeterminate, therefore, the Company recognized the entire $58,301 of stock based compensation expense during the nine months ended September 30, 2015.

A total of $1,810,367 and $49,751 of warrants were amortized and expensed to professional fees as stock-based compensation during the nine months ending September 30, 2015 and 2014, respectively, including $1,523,103 during the nine months ending September 30, 2015 related to warrants previously issued to related parties.

Common Stock Warrants Exercised, Related Party

On September 10, 2015, the Company issued 1,000,000 shares of common stock pursuant to the exercise of warrants by the Company's Chairman of the Board at $0.00001 per share for total proceeds of $10. The proceeds were subsequently received during the fourth quarter and therefore was recognized as a subscription receivable.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 - Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2015, and the year ended December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2015, and December 31, 2014, the Company had approximately $2,512,000 and $1,930,314 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company's deferred tax asset are as follows:

	September 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$879,200	$675,610

Net deferred tax assets before valuation allowance	$879,200	$675,610
Less: Valuation allowance	(879,200)	(675,610)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2015, and December 31, 2014, respectively.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 - Subsequent Events

Common Stock Issuances for Debt Conversions

On November 17, 2015, the Company awarded 2,261,963 shares of common stock pursuant to the conversion of $3,721, consisting of $3,500 of principal and $221 of interest, on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. These shares have not yet been issued by the transfer agent.

On November 16, 2015, the Company awarded 6,040,000 shares of common stock pursuant to the conversion of $10,081, consisting of $5,566 of principal and $4,515 of interest, on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. These shares have not yet been issued by the transfer agent.

On November 16, 2015, the Company issued 2,400,940 shares of common stock pursuant to the conversion of $6,000 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.<>

On November 13, 2015, the Company issued 2,259,167 shares of common stock pursuant to the conversion of $3,256, consisting of $3,070 of principal and $186 of interest, on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 13, 2015, the Company issued 2,375,275 shares of common stock pursuant to the conversion of $6,000 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 11, 2015, the Company issued 2,375,000 shares of common stock pursuant to the conversion of $6,000 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 9, 2015, the Company issued 3,510,000 shares of common stock pursuant to the conversion of $6,234 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 6, 2015, the Company issued 1,979,568 shares of common stock pursuant to the conversion of $3,256, consisting of $3,070 of principal and $186 of interest, on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 2, 2015, the Company issued 2,168,067 shares of common stock pursuant to the conversion of $5,160 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 29, 2015, the Company issued 1,620,522 shares of common stock pursuant to the conversion of $3,256, consisting of $3,070 of principal and $186 of interest, on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 27, 2015, the Company issued 1,839,530 shares of common stock pursuant to the conversion of $4,700 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 26, 2015, the Company issued 1,753,425 shares of common stock pursuant to the conversion of $4,480 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 26, 2015, the Company issued 3,091,128 shares of common stock pursuant to the conversion of $7,700 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 19, 2015, the Company issued 1,284,109 shares of common stock pursuant to the conversion of $6,000 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 13, 2015, the Company issued 1,076,992 shares of common stock pursuant to the conversion of $4,222, consisting of $4,000 of principal and $222 of interest, on the First LG Capital Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 8, 2015, the Company issued 1,116,799 shares of common stock pursuant to the conversion of $6,000 of principal on the First Adar Bay Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 1, 2015, the Company issued 2,344,032 shares of common stock pursuant to the conversion of $13,000 of principal on the First Typenex Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Warrants Exercised, Related Party

On October 1, 2015, the Company issued 3,000,000 shares of common stock pursuant to the exercise of warrants by the Company's Chairman of the Board at $0.00001 per share for total proceeds of $30.

Common Stock Warrants Issued, Related Parties

On October 7, 2015, we granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (1,000,000 shares); Mitchell Felder (1,000,000 shares), Heidi Carl (750,000 shares), John Borza (600,000 shares), Richard Najarian (200,000 shares), and Jay Rosen (200,000 shares). We also issued warrants to purchase a total of one million eight hundred thousand (1,800,000) shares of our common stock to six members of our Scientific Advisory Board. The exercise price of the foregoing warrants is Five Cents ($0.05) per share.

One half of the shares underlying each of the respective warrants vest on June 15, 2016, with the balance vesting on December 15, 2016. In order for the warrants to vest on each of the foregoing dates, however, the holders must be serving in the same capacity on behalf of the Company as he or she was serving on October 21, 2015. The issuance of the warrants was fully approved by our Board of Directors on October 21, 2015, the date a fully executed resolution authorizing the issuance was delivered to us. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuance.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Summary Overview

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of Alzheimer's Disease (AD), Fibromyalgia, Multiple Sclerosis (MS), Traumatic Brain Injury (TBI), Amyotrophic Lateral Sclerosis (ALS/Lou Gehrig's Disease), Blood Sepsis and Viremia, and Cancer.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Introduction

We had no revenues for the three and nine months ended September 30, 2015. Our operating expenses were $140,247 and $2,253,664, respectively, for the three and nine months ended September 30, 2015 compared to $247,042 and $734,722, respectively, for the three and nine months ended September 30, 2014. This represents a decrease of $106,795, or 43% for the three months ended September 30, 2015 compared to 2014, and an increase of $1,518,942, or 207%, for the nine months ended September 30, 2015 compared to 2014. Our operating expenses consisted mostly of professional fees and research and development as we provided stock based compensation to service providers and continued to incur research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	59,734	25,588	233,407	80,550
General and administrative	44,786	113,769	93,584	201,883
Professional fees	35,727	107,685	1,926,673	452,289
Total operating expenses	140,247	247,042	2,253,664	734,722

Net operating loss	(140,247)	(247,042)	(2,253,664)	(734,722)
Other expense	(48,508)	-	(139,086)	(29,455)

Net loss	$(188,755)	$(247,042)	$(2,392,750)	$(764,177)

Revenues

The Company was established on May 10, 2010, and has no revenues to date.

Research and Development

Research and development expenses were $59,734 and $233,407 for the three and nine months ended September 30, 2015, respectively, compared to $25,588 and $80,550 for the three and nine months ended September 30, 2014, respectively, an increase of $34,146 and $152,857, or 133% and 190%. The expenses were the continued research and development costs through our partners, specifically the University of Texas at El Paso, incurred during the three and nine months ended September 30, 2015 related to the development of our patented technologies, and increased because we resumed efforts that had been slowed down when our cash flow would not permit it. We anticipate that research and development costs will, on average, be consistent with the costs incurred in the three and nine months ended September 30, 2015. On November 10, 2015, we received notice from the University of Texas at El Paso that they were suspending research on our behalf as a result of overdue invoices for work that had been performed. Until such time as we can secure a new source of funding, the research there will remain suspended.

General and Administrative

General and administrative expenses were $44,786 and $93,584 for the three and nine months ended September 30, 2015, respectively, compared to $113,769 and $201,883 for the three and nine months ended September 30, 2014, respectively, a decrease of $68,983 and $108,299, or 61% and 54%. The decrease in both periods was primarily due to the elimination of certain advertising and promotion expenses, including travel, as we tried to reduce our expenses.

Professional Fees

Professional fees expense was $35,727 and $1,926,673 for the three and nine months ended September 30, 2015, respectively, compared to $107,685 and $452,289 for the three and nine months ended September 30, 2014, respectively, a decrease of $71,958, or 67%, for the three months ended September 30, 2015 compared to 2014, and an increase of $1,474,384, or 326%, for the nine months ended September 30, 2015 compared to 2014. Amounts for the nine months ended September 30, 2015 include the amortization of non-cash stock based compensation related to common stock warrants granted. For the nine months ended September 30, 2015, professional fees also consisted of $1,810,368 of stock based compensation, consisting of $1,523,103 of amortization expense on warrants issued to officers and directors, and $287,264 of amortization expense on warrants issued to consultants, in addition to $116,305 of professional fees paid, or owed in cash, compared to $194,150 of stock based compensation related to the issuance of a total of 853,462 shares of common stock, including 480,000 shares that were subsequently issued during the fourth quarter of 2014, $49,751 of amortized warrant expenses related to issuances to independent contractors and approximately $139,459 of professional fees paid, or owed in cash, for the nine months ended September 30, 2014.

Net Operating Loss

Net operating loss for the three and nine months ended September 30, 2015, was $140,247 and $2,253,664, respectively, compared to $247,042 and $734,722 for the three and nine months ended September 30, 2014. The decrease in net operating loss was $106,795, or 43%, for the three months ended September 30, 2015 compared to 2014, and an increase of $1,518,942, or 207%, for the nine months ended September 30, 2015 compared to 2014. Net operating loss decreased for the three months ended September 30, 2015, compared to 2014, because of decreased general and administrative expenses and professional fees as we tried to reduce our expenses, and increased for the nine months ended September 30, 2015, compared to 2014, primarily due to an increase in research and development expenses and compensation related to stock issuances for professional fees.

Other Expense

Other expense for the three and nine months ended September 30, 2015 was $48,508 and $139,086, respectively, as compared to $-0- and $29,455 for the three and nine months ended September 30, 2014. Other expense consisted of amortization of beneficial conversion feature on convertible notes of $74,988, amortization of warrants of $32,973, interest on convertible notes of $12,194, amortization of original issue discount on convertible notes of $11,243, and amortization of loan origination costs of $7,688 during the nine months ended September 30, 2015 compared to interest on related party loans of $29,455 during the nine months ended September 30, 2014.

Net Loss

Net loss for the three and nine months ended September 30, 2015, was $188,755, or ($0.01) per share, and $2,392,750, or $(0.11) per share, respectively, compared to $247,042, or $(0.01) per share, and $764,177, or ($0.04) per share, for the three and nine months ended September 30, 2014. Net loss decreased for the three months ended September 30, 2015, compared to 2014, because of decreased general and administrative expenses and professional fees as we tried to reduce our expenses, and increased for the nine months ended September 30, 2015, compared to 2014, primarily due to an increase in research and development expenses and compensation related to stock issuances for professional fees.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2015, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of September 30, 2015 was $73,393, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2014 was approximately $53,000, although we do have some flexibility with the burn rate related to our research partners, as evidenced by our reduced burn rate of approximately $30,000 in 2015. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2015 and December 31, 2014, respectively, are as follows:

	September 30,	December 31,
	2015	2014	Change

Cash	$73,393	$102,599	$(29,206)
Total Current Assets	86,789	115,522	(28,733)
Total Assets	90,788	120,631	(29,843)
Total Current Liabilities	516,300	188,390	327,910
Total Liabilities	$516,300	$188,390	$327,910

Our cash and total current assets decreased because, although we were able to raise capital from the sale of convertible notes, the amount raised was less than our cash used in operations. Our total current liabilities increased because of the sale of convertible notes, an increase in accounts payable. Our stockholders' deficit increased by $357,753 to $425,512.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2015 was $73,393. Based on our lack of revenues and current monthly burn rate of approximately $30,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(269,206) for the nine months ended September 30, 2015, compared to $(571,307) for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $(2,392,750), offset primarily by stock based compensation to related parties of $1,523,103, stock based compensation of $287,264, an increase in accounts payable of $151,958, and amortization of debt discounts of $119,204. For the nine months ended September 30, 2014, the net cash used in operating activities consisted primarily of our net loss of $(764,177), a decrease in accounts payable of $(87,696), an increase in prepaid expenses of $8,637, and a decrease in accounts payable to related parties of $(21,161), offset by non-cash adjustments to our net loss, primarily $312,830 of stock based compensation.

Investments

We had zero net cash used in investing activities for the nine months ended September, 2015 and 2014.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2015, was $240,000, compared to $602,250 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, our financing activities consisted of proceeds from the sale of convertible note payables and notes payable to related parties.

Debt Instruments, Guarantees, and Related Covenants

On September 21, 2015, we received net proceeds of $45,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated September 3, 2015 with a face value of $48,000 ("First Vis Vires Note"), which matures on June 8, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of fifty eight percent (58%) of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion, or a fixed rate of $0.00001 per share. The note includes various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. We must at all times reserve at least 20,250,000 shares of common stock for potential conversions.

On September 2, 2015, we received net proceeds of $50,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $55,000 ("First JMJ Note"), which matures on September 1, 2016, as part of a larger financing agreement that enables us to draw total proceeds of $250,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of sixty percent (60%) of the lowest trading price of our common stock over the twenty five (25) trading days prior to the conversion request date, or a fixed rate of $0.00005 per share, as amended within the original promissory note on September 8, 2015 (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of our issued and outstanding shares. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. We reserved at least 24 million shares of common stock for potential conversions.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

JMJ Financial

On September 2, 2015, we entered into a Convertible Promissory Note with JMJ Financial ("JMJ") in the original principal amount of up to $250,000 (the "Note"). The initial amount of funding under the Note was $50,000. The Note has a maturity date of two (2) years from each funding and is convertible at any time by the holder into our common stock at 60% of the lowest trade price in the twenty five (25) trading days previous to the conversion, with a floor of $0.0001 per share. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Any funding under the Note can be prepaid by us within ninety (90) days without a premium and without interest. After ninety (90) days, a one-time interest charge of twelve percent (12%) is applied, and the Note may not be prepaid without the holder's consent.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Warrant Exercise

On September 8, 2015, we issued 1,000,000 shares of common stock, restricted in accordance with Rule 144, to Mitchell Felder, one of our directors, upon the exercise of warrants at $0.00001 per share. The issuance was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Advisory Board Warrants

On September 10, 2015, we issued warrants to purchase five hundred thousand (500,000) shares of our common stock to a new member of our Scientific Advisory Board. The exercise price of the warrants is Ten Cents ($0.10) per share. The warrants are vested immediately. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuance.

Vis Vires Group, Inc.

On September 8, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which we sold to Vires a 8% Convertible Promissory Note in the original principal amount of Forty Eight Thousand Dollars ($48,000.00) (the "Note"). The Note has a maturity date of June 8, 2016, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means the closing bid price on the applicable day. The "Fixed Conversion Price" shall mean $0.00001. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance - 110% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance - 115% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance - 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance - 125% of the principal amount and any accrued and unpaid interest; (e) between 121 and 150 days after issuance - 130% of the principal amount and any accrued and unpaid interest; and (f) between 151 and 180 days after issuance - 135% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on September 21, 2015, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	Consulting Agreement with FBROCCO dated June 23, 2015

10.2 (3)	Convertible Promissory Note dated September 2, 2015

10.3 (4)	Securities Purchase Agreement dated September 3, 2015 with Vis Vires Group, Inc.

10.4 (4)	Convertible Promissory Note dated September 3, 2015 with Vis Vires Group, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_______________

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2015, and filed with the Commission on July 9, 2015.

(3)	Incorporated by reference from our Current Report on Form 8-K dated September 8, 2015, and filed with the Commission on September 9, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K dated September 21, 2015, and filed with the Commission on September 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: November 23, 2015	By:	/s/ William A. Hartman
	Name:	William A. Hartman
	Its:	Chief Executive Officer

