Form 10-Q
period 2016-03-31
PREMIER BIOMEDICAL INC
filed 2016-05-16
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-54563

PREMIER BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2635666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 25 Jackson Center, PA	16133
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 2016, there were 119,739,852 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

PREMIER BIOMEDICAL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash	$38,669	$35,414
Prepaid expenses	15,776	9,166
Total current assets	54,445	44,580

Property and equipment, net	6,685	3,647

Total assets	$61,130	$48,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$83,422	$188,265
Accounts payable, related parties	50,545	54,668
Accrued interest	15,554	7,792
Accrued interest, related parties	1,770	1,170
Convertible notes payable, net of discounts of $385,642 and $245,345 at March 31, 2016 and December 31, 2015, respectively	178,368	42,655
Notes payable, related parties	30,000	30,000
Total current liabilities	359,659	324,550

Total liabilities	359,659	324,550

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 and -0- shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,000	-
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 95,179,908 and 82,331,062 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	952	823
Additional paid in capital	10,891,465	10,500,651
Accumulated deficit	(11,192,946)	(10,777,797)
Total stockholders' equity (deficit)	(298,529)	(276,323)

Total liabilities and stockholders' equity (deficit)	$61,130	$48,227

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015

Revenue	$-	$-

Operating expenses:
Research and development	10,141	116,802
General and administrative	49,485	23,300
Professional fees	138,448	1,086,332
Total operating expenses	198,074	1,226,434

Net operating loss	(198,074)	(1,226,434)

Other expense:
Interest expense	(217,075)	(41,001)
Total other expenses	(217,075)	(41,001)

Net loss	$(415,149)	$(1,267,435)

Weighted average number of common shares outstanding - basic and fully diluted	86,773,285	21,757,175

Net loss per share - basic and fully diluted	$(0.00)	$(0.06)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(415,149)	$(1,267,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	498	407
Amortization of debt discounts	195,173	37,525
Stock based compensation, related parties	6,507	825,778
Stock based compensation	54,211	209,957
Decrease (increase) in assets:
Prepaid expenses	(6,610)	5,000
Increase (decrease) in liabilities:
Accounts payable	(104,843)	61,998
Accounts payable, related parties	9,642	1,625
Accrued interest	21,301	3,476
Accrued interest, related parties	600	-
Net cash used in operating activities	(238,670)	(121,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,536)	-
Net cash used in investing activities	(3,536)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	2,000	-
Proceeds from convertible notes payable	332,500	115,000
Repayments from convertible notes payable	(89,039)	-
Net cash provided by financing activities	245,461	115,000

NET CHANGE IN CASH	3,255	(6,669)
CASH AT BEGINNING OF PERIOD	35,414	102,599

CASH AT END OF PERIOD	$38,669	$95,930

SUPPLEMENTAL INFORMATION:
Interest paid	$13,539	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$274,220	$52,563
Value of shares issued for conversion of debt	$42,240	$-
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$22	$-
Common stock issued for settlement of accounts payable, related party	$13,765	$-

See accompanying notes to financial statements.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed financial statements of Premier Biomedical, Inc. ("the Company") have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company's stock based compensation consisted of the following during the three months ended March 31, 2016 and 2015, respectively:

	March 31,	March 31,
	2016	2015

Common stock issued for services	$58,800	$-
Warrants issued for services	(4,589)	209,957
Warrants issued for services, related parties	6,507	825,778
Total stock based compensation	$60,718	$1,035,735

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $30,267 and $11,517 for the three months ended March 31, 2016 and 2015, respectively.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its balance sheets, results of operations or cash flows.

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2016, have had or are expected to have a significant impact on the Company's financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $11,192,946, and had negative working capital of ($305,214) at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable

The Company owed $47,007 and $37,486 as of March 31, 2016 and December 31, 2015, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $3,385 and $3,265 as of March 31, 2016 and December 31, 2015, respectively, to the Company's CEO for reimbursable expenses.

The Company owed $153 and $13,917 as of March 31, 2016 and December 31, 2015, respectively, amongst members of the Company's Board of Directors for reimbursable expenses.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Preferred Stock Issuances for Exercise of Preferred Stock Warrants

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

Common Stock Issuances for Settlement of Accounts Payments

On March 28, 2016, upon the resignation of Richard Najarian as one of the members of our Board of Directors, the Company issued 600,000 shares of common stock to Mr. Najarian in settlement of $13,765 of outstanding expense reimbursements. The total fair value of the common stock was $9,120 based on the closing price of the Company's common stock on the date of grant.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2016 and December 31, 2015, respectively:

	Fair Value Measurements at March 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$38,669	$-	$-
Total assets	38,669	-	-
Liabilities
Convertible note payable, net of discounts	-	178,368	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	208,368	-
	$38,669	$(208,368)	$-

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$35,414	$-	$-
Total assets	35,414	-	-
Liabilities
Convertible note payable, net of discounts	-	42,655	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	72,655	-
	$35,414	$(72,655)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2016 or the year ended December 31, 2015.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2016 and December 31, 2015, respectively:

March 31,	December 31,
2016	2015

On March 11, 2016, the Company received net proceeds of $90,000 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $105,000 ("Fifth Redwood Note"), which matures on December 11, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law.

$105,000	$-

On March 7, 2016, the Company received net proceeds of $67,500 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $78,750 ("Fourth Redwood Note"), which matures on December 7, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law.

78,750	-

On February 24, 2016, the Company received net proceeds of $67,500 in exchange for a 10% interest bearing; unsecured convertible promissory note dated February 22, 2016 with a face value of $78,750 ("Third Redwood Note"), which matures on November 22, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law.

78,750	-

On January 8, 2016, the Company received net proceeds of $107,500 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $131,250 ("Second Redwood Note"), which matures on October 8, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law.

131,250	-

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

157,500	157,500

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	March 31,	December 31,
	2016	2015

On December 15, 2015, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 ("Second JMJ Note"), which matures on December 15, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $250,000 at the discretion of the lender. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of sixty percent (60%) of the lowest trading price of the Company's common stock over the twenty five (25) trading days prior to the conversion request date, or a fixed rate of $0.00005 per share, as amended within the original promissory note on September 8, 2015 (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The promissory note carried a $2,500 Original Issue Discount that was being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 24 million shares of common stock for potential conversions. The note was paid in full on March 4, 2016 out of the proceeds from the Redwood Notes.

	-	27,500

On September 21, 2015, the Company received net proceeds of $45,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated September 3, 2015 with a face value of $48,000 ("First Vis Vires Note"), which matures on June 8, 2016. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of fifty eight percent (58%) of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion, or a fixed rate of $0.00001 per share. The note included various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder was limited to owning 4.99% of the Company's issued and outstanding shares. The Company must at all times reserve at least 20,250,000 shares of common stock for potential conversions. The note was paid in full on January 19, 2016 out of the proceeds from the Redwood Notes.

	-	48,000

On September 2, 2015, the Company received net proceeds of $50,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $55,000 ("First JMJ Note"), which matures on September 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $250,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of sixty percent (60%) of the lowest trading price of the Company's common stock over the twenty five (25) trading days prior to the conversion request date, or a fixed rate of $0.00005 per share, as amended within the original promissory note on September 8, 2015 (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 24 million shares of common stock for potential conversions. A total of $42,240 of principal was converted into an aggregate of 6,400,000 shares of common stock at various dates between March 2, 2016 and March 17, 2016.

	12,760	55,000

Total convertible notes payable	564,010	288,000
Less unamortized debt discounts:
Discounts on beneficial conversion feature	316,621	210,230
Original issue discounts	21,082	13,164
Loan origination discounts	47,939	21,951
Convertible notes payable	178,368	42,655
Less: current portion	178,368	42,655
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense for the three months ended March 31, 2016 and 2015, respectively, as follows:

	March 31,	March 31,
	2016	2015

Interest on convertible notes	$21,302	$3,476
Interest on related party loans	600	-
Amortization of beneficial conversion feature	167,829	19,534
Amortization of OID	10,832	3,332
Amortization of loan origination costs	16,512	2,138
Amortization of warrants	-	12,521
Total interest expense	$217,075	$41,001

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

The aforementioned accounting treatment resulted in debt discounts equal to $335,470 and $346,798 during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. The discount, consisting of Beneficial Conversion Feature Discounts of $274,220 and $297,011, Original Issue Discounts of $18,750 and $21,037 and Loan Origination Cost Discounts of $42,500 and $28,750 during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the three months ended March 31, 2016 and 2015, the Company recorded debt amortization expense in the amount of $195,173 and $37,525, respectively, attributed to the aforementioned debt discounts.

The convertible notes, consisting of total original face values of $551,250 from Redwood Fund III Ltd. on the five aggregate notes, $48,000 from Vis Vires Group, Inc., $27,500 and $55,000 from JMJ Financial, $44,100 from Adar Bays, LLC, $82,687 from LG Capital Funding, LLC, and $86,500 from Typenex Co-Investment, LLC that created the beneficial conversion features carried a default provision that placed a "maximum share amount" on the note holder that can be owned as a result of the conversions to common stock by the note holder of 4.99% of the issued and outstanding shares of the Company.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Redwood Convertible Notes (Five)

On December 28, 2015, we entered into and received proceeds from a Securities Purchase Agreement with Redwood Management, LLC, pursuant to which we agreed to sell, and Redwood agreed to purchase, One Million Six Hundred Thousand Dollars ($1,600,000) in 10% Convertible Promissory Notes. On February 26, 2016, and again on March 7, 2016, the Securities Purchase Agreement was amended, and the total amount of funding to which Redwood is obligated was reduced to $525,000. The Notes have an original issue discount of five percent (5%). The first note was issued on December 28, 2015 in the face amount of One Hundred Fifty Seven Thousand Five Hundred Dollars ($157,500), to Redwood Management, LLC. The second note was issued on January 8, 2016, in the face amount of One Hundred Thirty One Thousand Two Hundred Fifty Dollars ($131,250), to Redwood Fund III Ltd. The third note was issued on February 22, 2016, in the face amount of Seventy Eight Thousand Seven Hundred Fifty Dollars ($78,750), to Redwood Management, LLC. The fourth note was issued on March 7, 2016, in the face amount of Seventy Eight Thousand Seven Hundred Fifty Dollars ($78,750), to Redwood Management, LLC. The fifth and final note was issued on March 11, 2016, in the face amount of One Hundred Five Thousand Dollars ($105,000). The maturity date of each note is nine (9) months after its issuance. Each note will be convertible after ninety (90) days into our common stock at a conversion price equal to 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. The shares of common stock issuable upon conversion of the notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The notes can be prepaid by us at any time upon ten (10) days written notice to Redwood for a cash amount equal to the sum of the then outstanding principal amount of the note and interest multiplied by 130%.

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

The Company evaluated the First Redwood Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The aggregate beneficial conversion feature discounts resulting from the beneficial conversion prices are as follows:

	BCF on Redwood Management, LLC Convertible Notes
	First	Second	Third	Fourth	Fifth
Market price upon origination	$0.04350	$0.03000	$0.02750	$0.01970	$0.01600
Conversion price below market	$0.03810	$0.01440	$0.01904	$0.00896	$0.00580
BCF discount	$130,000	$99,231	$67,500	$56,313	$51,176

An aggregate of $91,075 and $-0- was amortized on the five Redwood notes during the three months ended March 31, 2016 and 2015, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company evaluated the Second JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.03262 below the market price on December 15, 2015 of $0.034 provided a value of $25,000, of which $23,904 and $-0- was amortized during the three months ended March 31, 2016 and 2015, respectively.

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

The Company evaluated the First Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.00747 below the market price on September 21, 2015 of $0.016 provided a value of $39,448, of which $24,183 and $-0- was amortized during the three months ended March 31, 2016 and 2015, respectively.

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

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0194 below the market price on September 2, 2015 of $0.032 provided a value of $50,000, of which $28,667 and $-0- was amortized during the three months ended March 31, 2016 and 2015, respectively.

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

The Company evaluated the First Adar Bays Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0473 below the market price on February 24, 2015 of $0.14 provided a value of $20,420, of which $-0- and $1,958 was amortized during the three months ended March 31, 2016 and 2015, respectively.

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

The Company evaluated the Second LG Capital Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.042 below the market price on January 30, 2015 of $0.14 provided a value of $32,143, of which $-0- and $5,372 was amortized during the three months ended March 31, 2016 and 2015, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company evaluated the First Typenex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.1019 below the market price on November 25, 2014 of $0.225 provided a value of $37,019, of which $-0- and $12,204 was amortized during the three months ended March 31, 2016 and 2015, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's CEO.	$10,000	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's Chairman of the Board.	10,000	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company's Directors.	10,000	10,000

Total notes payable, related parties	30,000	30,000
Less: current portion	30,000	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $600 and $-0- for the three months ended March 31, 2016 and 2015, respectively related to notes payable, related parties.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Changes in Stockholders' Equity (Deficit)

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

Preferred Stock Issuances for Exercise of Preferred Stock Warrants, Related Parties

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

Common Stock

The Company has one billion authorized shares of $0.00001 par value Common Stock, as increased pursuant to an amendment to the articles of incorporation on February 9, 2016.

Common Stock Issuances for Debt Conversions

On March 17, 2016, the Company issued 4,400,000 shares of common stock pursuant to the conversion of $29,040 of principal on the First JMJ Financial Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Common Stock Issuances for Settlement of Accounts Payments, Related Party

On March 28, 2016, upon the resignation of Richard Najarian as one of the members of our Board of Directors, the Company issued 600,000 shares of common stock to Mr. Najarian in settlement of $13,765 of outstanding expense reimbursements. The total fair value of the common stock was $9,120 based on the closing price of the Company's common stock on the date of grant.

Common Stock Issuances for Services

On February 12, 2016, we issued 600,000 shares of our common stock to a third-party for services rendered in connection with our recent financing transactions. The total fair value of the common stock was $10,800 based on the closing price of the Company's common stock on the date of grant.

Beneficial Conversion Feature

On various dates between January 8, 2016 and March 11, 2016, the Company entered into four convertible promissory notes with Redwood Management, LLC. The aggregate beneficial conversion feature discounts resulting from the beneficial conversion prices resulted in a total debt discount value of $274,220 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan. An aggregate of $48,057 and $-0- was amortized on these four Redwood notes during the three months ended March 31, 2016 and 2015, respectively.

Note 10 – Preferred Stock Warrants

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

Note 11 – Common Stock Warrants

Exercise of Common Stock Warrants

On February 10, 2016, the Company issued 2,248,846 shares of common stock pursuant to the cashless exercise of 2,250,000 warrants by the Company's securities attorney at $0.00001 per share.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2016, and the year ended December 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2016, and December 31, 2015, the Company had approximately $3,024,000 and $2,662,993 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company's deferred tax asset are as follows:

	March 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$1,058,400	$932,050

Net deferred tax assets before valuation allowance	$1,058,400	$932,050
Less: Valuation allowance	(1,058,400)	(932,050)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2016, and December 31, 2015, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2016	2015

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

Common Stock Issuances for Debt Conversions

On various dates between April 6, 2016 and April 26, 2016, the Company issued a total of 18,600,000 shares of common stock pursuant to the conversion of an aggregate of $73,586 of principal on the First Redwood Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 19, 2016, the Company issued 3,159,944 shares of common stock pursuant to the conversion of $10,238 of principal on the First JMJ Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 11, 2016, the Company issued 2,800,000 shares of common stock pursuant to the conversion of $9,744 of principal on the First JMJ Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Introduction

We had no revenues for the three months ended March 31, 2016 or March 31, 2015. Our operating expenses were $198,074 for the three months ended March 31, 2016, compared to $1,226,434 for the three months ended March 31, 2015, a decrease of $1,028,360, or 84%. Our operating expenses consisted mostly of professional fees, and to a lesser extend general and administrative expenses and research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months	Three Months
	March 31,	March 31,	Increase /
	2016	2015	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	10,141	116,802	(106,661)
General and administrative	49,485	23,300	26,185
Professional fees	138,448	1,086,332	(947,884)
Total operating expenses	198,074	1,226,434	(1,028,360)

Net operating loss	(198,074)	(1,226,434)	1,028,360
Other expense	(217,075)	(41,001)	(176,074)

Net loss	$(415,149)	$(1,267,435)	$852,286

Revenues

The Company was established on May 10, 2010, and has no revenues to date.

Research and Development

Research and development expenses were $10,141 for the three months ended March 31, 2016, compared to $116,802 for the three months ended March 31, 2015, a decrease of $106,661, or 91%. The expenses were the continued research and development costs through our partners, specifically the University of Texas at El Paso related to the development of our patented technologies, and decreased because we slowed our efforts when our cash flow would not permit it. We anticipate that research and development costs will, on average, be higher than those incurred in the three months ended March 31, 2016, and more in line with those incurred in the three months ended March 31, 2015.

General and Administrative

General and administrative expenses were $49,485 for the three months ended March 31, 2016, compared to $23,300 for the three months ended March 31, 2015, an increase of $26,185, or 112%. The increase was primarily due to increased advertising and travel expenses.

Professional Fees

Professional fees expense was $138,448 for the three months ended March 31, 2016, compared to $1,086,332 for the three months ended March 31, 2015, a decrease of $947,884, or 87%. Amounts for the three months ended March 31, 2015 include the amortization of non-cash stock based compensation related to common stock warrants granted and $1,035,735 of stock based compensation, consisting of $825,778 of amortization expense on warrants issued to officers and directors, and $209,957 of amortization expense on warrants issued to consultants, in addition to $50,597 of professional fees paid, or owed in cash.

Net Operating Loss

Net operating loss was $198,074 for the three months ended March 31, 2016, compared to $1,226,434 for the three months ended March 31, 2015, a decrease of $1,028,360, or 84%. Net operating loss decreased, as set forth above, primarily due to a decrease in research and development expenses and compensation related to stock issuances for professional fees.

Other Expense

Other expense was $217,075 for the three months ended March 31, 2016, compared to $41,001 for the three months ended March 31, 2015, an increase of $176,074, or 429%. Other expense consisted of interest expense.

Net Loss

Net loss was $415,149 for the three months ended March 31, 2016, or $0.00 per share, compared to $1,267,435 for the three months ended March 31, 2015, or ($0.06) per share, a decrease of $852,286, or 67%. Net loss decreased, as set forth above, primarily due to a decrease in research and development expenses and compensation related to stock issuances for professional fees.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2016, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of March 31, 2016 was $38,669, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2015 was approximately $39,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2016 and December 31, 2015, respectively, are as follows:

	March 31,	December 31,
	2016	2015	Change

Cash	$38,669	$35,414	$3,255
Total Current Assets	54,445	44,580	9,865
Total Assets	61,130	48,227	12,903
Total Current Liabilities	359,659	324,550	35,109
Total Liabilities	$359,659	$324,550	$35,109

Our cash and total current assets increased slightly because we were able to raise capital from the sale of convertible notes. Our total current liabilities increased because of the sale of convertible notes. Our working capital deficit increased from $279,970 to $305,214, and our stockholders' deficit increased by $22,206 to $298,529.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2016 was $38,669. Based on our lack of revenues and current monthly burn rate of approximately $39,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(238,670) for the three months ended March 31, 2016, compared to $(121,669) for the three months ended March 31, 2015. For the three months ended March 31, 2016, the net cash consisted primarily of our net loss of $(415,149), offset primarily by amortization of debt discount of $195,173, stock based compensation of $60,718, and an increase in accrued interest of $21,301. Our accounts payable decreased by $95,201. For the three months ended March 31, 2015, the net cash used in operating activities consisted primarily of our net loss of $(1,267,435), offset primarily by stock based compensation to related parties of $825,778, stock based compensation of $209,957, an increase in accounts payable of $61,998, and amortization of debt discounts of $37,525.

Investments

We had $3,536 net cash used in investing activities for the three months ended March 31, 2016, and zero net cash used in investing activities for the three months ended March 31, 2015.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2016 was $245,461, compared to $115,000 for the three months ended March 15, 2015, all of which was proceeds from convertible notes payable. For the three months ended March 31, 2016, we had repayments from convertible notes payable of $89,039.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2016, upon the resignation of Richard Najarian as one of the members of our Board of Directors, we issued to him 600,000 shares of common stock in settlement of an unpaid expense reimbursement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the sale.

On February 10, 2016, we issued 3,000,000 shares of our common stock, restricted in accordance with Rule 144, to a third-party for services rendered in connection with our recent financing transactions. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the sale.

On February 12, 2016, we issued 600,000 shares of our common stock, restricted in accordance with Rule 144, to a third-party for services rendered in connection with our recent financing transactions. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was sophisticated and familiar with our operations, and there was no solicitation in connection with the sale.

Redwood Management, LLC

On December 28, 2015, we entered into a Securities Purchase Agreement with Redwood Management, LLC ("Redwood"), pursuant to which we agreed to sell, and Redwood agreed to purchase, One Million Six Hundred Thousand Dollars ($1,600,000) in 10% Convertible Promissory Notes. On February 26, 2016, and again on March 7, 2016, the Securities Purchase Agreement was amended, and the total amount of funding to which Redwood is obligated was reduced to $525,000. The Notes have an original issue discount of five percent (5%). The first note was issued on December 28, 2015 in the face amount of One Hundred Fifty Seven Thousand Five Hundred Dollars ($157,500), to Redwood Management, LLC. The second note was issued on January 8, 2016, in the face amount of One Hundred Thirty One Thousand Two Hundred Fifty Dollars ($131,250), to Redwood Fund III Ltd. The third note was issued on February 22, 2016, in the face amount of Seventy Eight Thousand Seven Hundred Fifty Dollars ($78,750), to Redwood Management, LLC. The fourth note was issued on March 7, 2016, in the face amount of Seventy Eight Thousand Seven Hundred Fifty Dollars ($78,750), to Redwood Management, LLC. The fifth and final note was issued on March 11, 2016, in the face amount of One Hundred Five Thousand Dollars ($105,000). The maturity date of each note is nine (9) months after its issuance. Each note will be convertible after ninety (90) days into our common stock at a conversion price equal to 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. The shares of common stock issuable upon conversion of the notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The notes can be prepaid by us at any time upon ten (10) days written notice to Redwood for a cash amount equal to the sum of the then outstanding principal amount of the note and interest multiplied by 130%. The issuance of the Notes was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective on February 9, 2016, our authorized common stock increased from 300,000,000 shares to 1,000,000,000 shares.

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (3)	Securities Purchase Agreement dated December 28, 2015 with Redwood Management, LLC

10.2 (3)	Convertible Promissory Note dated December 28, 2015 with Redwood Management, LLC

10.3 (3)	Registration Rights Agreement dated December 28, 2015 with Redwood Management, LLC

10.4 (4)	Convertible Promissory Note dated January 8, 2016, with Redwood Fund III Ltd.

10.5 (5)	Convertible Promissory Note dated February 22, 2016 with Redwood Management, LLC

10.6 (6)	First Amendment to Securities Purchase Agreement dated February 22, 2016

10.7 (6)	Second Amendment to Securities Purchase Agreement dated March 7, 2016

10.8 (6)	Convertible Promissory Note dated March 7, 2016 with Redwood Management, LLC

10.9 (7)	Convertible Promissory Note dated March 11, 2016 with Redwood Management, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
______________________

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K dated February 9, 2016 and filed with the Commission on February 10, 2016.

(3)	Incorporated by reference from our Current Report on Form 8-K dated December 30, 2015, filed with the Commission on December 31, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K dated January 11, 2016, filed with the Commission on January 12, 2016.

(5)	Incorporated by reference from our Current Report on Form 8-K dated March 1, 2016, filed with the Commission on March 3, 2016.

(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 11, 2016.

(7)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on March 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 16, 2016	By:	/s/ William A. Hartman
	Name:	William A. Hartman
	Its:	Chief Executive Officer

