Form 10-Q
period 2016-06-30
PREMIER BIOMEDICAL INC
filed 2016-08-17
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Applicable only to corporate issuers:

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 2016, there were 177,858,819 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$38,588	$35,414
Prepaid expenses	11,545	9,166
Total current assets	50,133	44,580

Property and equipment, net	6,157	3,647

Total assets	$56,290	$48,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$143,703	$188,265
Accounts payable, related parties	51,298	54,668
Accrued interest	22,079	7,792
Accrued interest, related parties	2,370	1,170
Judgment payable	340,647	-
Convertible notes payable, net of discounts of $307,586 and $245,345 at June 30, 2016 and December 31, 2015, respectively	210,548	42,655
Notes payable, related parties	30,000	30,000
Total current liabilities	800,645	324,550

Total liabilities	800,645	324,550

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 and -0- shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,000	-
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 125,714,852 and 82,331,062 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,257	823
Additional paid in capital	11,167,420	10,500,651
Accumulated deficit	(11,915,032)	(10,777,797)
Total stockholders' equity (deficit)	(744,355)	(276,323)

Total liabilities and stockholders' equity (deficit)	$56,290	$48,227

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	49,545	56,871	59,686	173,673
General and administrative	41,981	25,498	91,466	48,798
Professional fees	87,511	804,614	225,959	1,890,946
Total operating expenses	179,037	886,983	377,111	2,113,417

Net operating loss	(179,037)	(886,983)	(377,111)	(2,113,417)

Other expense:
Interest expense	(202,402)	(49,577)	(419,477)	(90,578)
Other expense	(340,647)	-	(340,647)	-
Total other expenses	(543,049)	(49,577)	(760,124)	(90,578)

Net loss	$(722,086)	$(936,560)	$(1,137,235)	$(2,203,995)

Weighted average number of common shares outstanding - basic and fully diluted	115,678,161	21,819,917	101,225,723	21,788,719

Net loss per share - basic and fully diluted	$(0.01)	$(0.04)	$(0.01)	$(0.10)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,137,235)	$(2,203,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,026	759
Amortization of debt discounts	383,229	82,403
Stock based compensation, related parties	13,014	1,523,103
Stock based compensation	75,866	291,635
Decrease (increase) in assets:
Prepaid expenses	(2,379)	1,117
Increase (decrease) in liabilities:
Accounts payable	(44,562)	90,401
Accounts payable, related parties	10,395	15,295
Accrued interest	35,048	8,175
Accrued interest, related parties	1,200	-
Judgment payable	340,647	-
Net cash used in operating activities	(323,751)	(191,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,536)	-
Net cash used in investing activities	(3,536)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	2,000	-
Proceeds of convertible notes payable	417,500	115,000
Repayments of convertible notes payable	(89,039)	-
Net cash provided by financing activities	330,461	115,000

NET CHANGE IN CASH	3,174	(76,107)
CASH AT BEGINNING OF PERIOD	35,414	102,599

CASH AT END OF PERIOD	$38,588	$26,492

SUPPLEMENTAL INFORMATION:
Interest paid	$13,539	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$364,220	$52,563
Value of shares issued for conversion of debt	$200,338	$27,500
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$22	$-
Common stock issued for settlement of accounts payable, related party	$13,765	$-

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company's stock based compensation consisted of the following during the six months ended June 30, 2016 and 2015, respectively:

	June 30,	June 30,
	2016	2015

Common stock issued for services	$58,800	$-
Warrants issued for services, related parties	13,014	1,523,103
Warrants issued for services	17,066	291,635
Total stock based compensation	$88,880	$1,814,738

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $51,710 and $18,763 for the six months ended June 30, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU 2016-09"). The provisions of the update amend ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including accounting for the income tax consequences, estimates of forfeitures and classification of excess tax benefits on the statement of cash flows. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is evaluating the impact of this ASU on the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its balance sheets, results of operations or cash flows.

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2016, have had or are expected to have a significant impact on the Company's financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $11,915,032, and had negative working capital of ($750,512) at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Related Parties

Accounts Payable

The Company owed $47,007 and $37,486 as of June 30, 2016 and December 31, 2015, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $4,138 and $3,265 as of June 30, 2016 and December 31, 2015, respectively, to the Company's CEO for reimbursable expenses.

The Company owed $153 and $13,917 as of June 30, 2016 and December 31, 2015, respectively, amongst members of the Company's Board of Directors for reimbursable expenses.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2016 and December 31, 2015, respectively:

	Fair Value Measurements at June 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$38,588	$-	$-
Total assets	38,588	-	-
Liabilities
Convertible note payable, net of discounts	-	210,548	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	240,548	-
	$38,588	$(240,548)	$-

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$35,414	$-	$-
Total assets	35,414	-	-
Liabilities
Convertible note payable, net of discounts	-	42,655	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	72,655	-
	$35,414	$(72,655)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2016 or the year ended December 31, 2015.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Notes Payable

Convertible notes payable consist of the following at June 30, 2016 and December 31, 2015, respectively:

June 30,	December 31,
2016	2015

On May 27, 2016, the Company received net proceeds of $85,000 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $105,000 ("Sixth Redwood Note"), which matures on February 27, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law.

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

105,000	-

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

On December 28, 2015, the Company received net proceeds of $130,000 in exchange for a 10% interest bearing; unsecured convertible promissory note dated December 28, 2015 with a face value of $157,500 ("First Redwood Note"), which matures on September 28, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $138,116 of principal was converted into an aggregate of 24,575,000 shares of common stock at various dates between April 6, 2016 and June 28, 2016.

19,384	157,500

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

On September 2, 2015, the Company received net proceeds of $50,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $55,000 ("First JMJ Note"), which matures on September 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $250,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of sixty percent (60%) of the lowest trading price of the Company's common stock over the twenty five (25) trading days prior to the conversion request date, or a fixed rate of $0.00005 per share, as amended within the original promissory note on September 8, 2015 (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company's issued and outstanding shares. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 24 million shares of common stock for potential conversions. A total of $62,222, consisting of $55,000 of principal and $7,222 of interest, was converted into an aggregate of 12,359,944 shares of common stock at various dates between March 2, 2016 and April 19, 2016.

	-	55,000

Total convertible notes payable	518,134	288,000
Less unamortized debt discounts:
Discounts on beneficial conversion feature	256,679	210,230
Original issue discounts	16,267	13,164
Loan origination discounts	34,640	21,951
Convertible notes payable	210,548	42,655
Less: current portion	210,548	42,655
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense for the six months ended June 30, 2016 and 2015, respectively, as follows:

	June 30,	June 30,
	2016	2015

Interest on convertible notes	$35,048	$8,175
Interest on related party loans	1,200	-
Amortization of beneficial conversion feature	317,771	44,979
Amortization of OID	20,647	7,338
Amortization of loan origination costs	44,811	4,905
Amortization of warrants	-	25,181
Total interest expense	$419,477	$90,578

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

The aforementioned accounting treatment resulted in debt discounts equal to $445,470 and $346,798 during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The discount, consisting of Beneficial Conversion Feature Discounts of $364,220 and $297,011, Original Issue Discounts of $23,750 and $21,037 and Loan Origination Cost Discounts of $57,500 and $28,750 during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the six months ended June 30, 2016 and 2015, the Company recorded debt amortization expense in the amount of $383,229 and $75,065, respectively, attributed to the aforementioned debt discounts.

The convertible notes, consisting of total original face values of $656,250 from Redwood Fund III Ltd. on the six aggregate notes, $48,000 from Vis Vires Group, Inc., $27,500 and $55,000 from JMJ Financial, $44,100 from Adar Bays, LLC, $82,687 from LG Capital Funding, LLC, and $86,500 from Typenex Co-Investment, LLC that created the beneficial conversion features carried a default provision that placed a "maximum share amount" on the note holder that can be owned as a result of the conversions to common stock by the note holder of 4.99% of the issued and outstanding shares of the Company.

Redwood Convertible Notes (Six)

On December 28, 2015, we entered into and received proceeds from a Securities Purchase Agreement with Redwood Management, LLC, pursuant to which we agreed to sell, and Redwood agreed to purchase, One Million Six Hundred Thousand Dollars ($1,600,000) in 10% Convertible Promissory Notes. On February 26, 2016, and again on March 7, 2016, the Securities Purchase Agreement was amended, and the total amount of funding to which Redwood is obligated was reduced to $525,000. The Notes have an original issue discount of five percent (5%). The first note was issued on December 28, 2015 in the face amount of One Hundred Fifty Seven Thousand Five Hundred Dollars ($157,500), to Redwood Management, LLC. The second note was issued on January 8, 2016, in the face amount of One Hundred Thirty One Thousand Two Hundred Fifty Dollars ($131,250), to Redwood Fund III Ltd. The third note was issued on February 22, 2016, in the face amount of Seventy Eight Thousand Seven Hundred Fifty Dollars ($78,750), to Redwood Management, LLC. The fourth note was issued on March 7, 2016, in the face amount of Seventy Eight Thousand Seven Hundred Fifty Dollars ($78,750), to Redwood Management, LLC. The fifth note was issued on March 11, 2016, in the face amount of One Hundred Five Thousand Dollars ($105,000). The sixth and final note was issued on May 27, 2016, in the face amount of One Hundred Five Thousand Dollars ($105,000). The maturity date of each note is nine (9) months after its issuance. Each note will be convertible after ninety (90) days into our common stock at a conversion price equal to 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. The notes can be prepaid by us at any time upon ten (10) days written notice to Redwood for a cash amount equal to the sum of the then outstanding principal amount of the note and interest multiplied by 130%.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The shares of common stock issuable upon conversion of the Redwood Notes are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Redwood Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Redwood Notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The aggregate beneficial conversion feature discounts resulting from the beneficial conversion prices are as follows:

	BCF on Redwood Management, LLC Convertible Notes
	First	Second	Third	Fourth	Fifth	Sixth
Market price upon origination	$0.04350	$0.03000	$0.02750	$0.01970	$0.01600	$0.02400
Conversion price below market	$0.03810	$0.01440	$0.01904	$0.00896	$0.00580	$0.00624
BCF discount	$130,000	$99,231	$67,500	$56,313	$51,176	$90,000

An aggregate of $236,123 and $-0- was amortized on the six Redwood notes during the six months ended June 30, 2016 and 2015, respectively.

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

The Company evaluated the Second JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.03262 below the market price on December 15, 2015 of $0.034 provided a value of $25,000, of which $23,904 and $-0- was amortized during the six months ended June 30, 2016 and 2015, respectively.

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

The Company evaluated the First Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.00747 below the market price on September 21, 2015 of $0.016 provided a value of $39,448, of which $24,183 and $-0- was amortized during the six months ended June 30, 2016 and 2015, respectively.

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

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0194 below the market price on September 2, 2015 of $0.032 provided a value of $50,000, of which $33,561 and $-0- was amortized during the six months ended June 30, 2016 and 2015, respectively.

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

The Company evaluated the First Adar Bays Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0473 below the market price on February 24, 2015 of $0.14 provided a value of $20,420, of which $-0- and $7,049 was amortized during the six months ended June 30, 2016 and 2015, respectively.

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

The Company evaluated the Second LG Capital Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.042 below the market price on January 30, 2015 of $0.14 provided a value of $32,143, of which $-0- and $13,386 was amortized during the six months ended June 30, 2016 and 2015, respectively.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company evaluated the First Typenex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.1019 below the market price on November 25, 2014 of $0.225 provided a value of $37,019, of which $-0- and $24,544 was amortized during the six months ended June 30, 2016 and 2015, respectively.

Note 7 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's CEO.	$10,000	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company's Chairman of the Board.	10,000	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company's Directors.	10,000	10,000

Total notes payable, related parties	30,000	30,000
Less: current portion	30,000	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $1,200 and $-0- for the six months ended June 30, 2016 and 2015, respectively related to notes payable, related parties.

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

Notes to Condensed Financial Statements

(Unaudited)

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

Judgment Payable

On July 28, 2016, the Third Judicial District Court of Salt Lake County in the State of Utah awarded Typenex Co-Investment, LLC a Default Judgment in the amount of $340,647, pursuant to a dispute over the number of warrants that Typenex was awarded with their convertible note entered into on November 25, 2014. The outstanding judgment award carries an interest rate of 22% until the judgment amount is paid in full. The Company has accrued the potential liability while it defends this judgment.

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

In addition to a $10,000 payment made in July, we agreed to pay FBROCCO a total of 1,500,000 shares of our common stock if a successful joint venture is formed and generates One Million U.S. Dollars ($1,000,000) in gross revenues by June 23, 2016, which didn't occur and therefore the shares were never issued.

On May 27, 2016, we entered into a Stock Purchase Agreement with Redwood Management, LLC, pursuant to which we agreed to sell, and Redwood, or its assigns, agreed to purchase, up to Two Million Dollars ($2,000,000) of our common stock. Pursuant to the terms of the Purchase Agreement, we may issue a purchase notice directing Redwood to purchase our common stock at a 20% discount to the lowest sale price of our common stock during the five (5) previous business days and in an amount of the lesser of (i) $150,000 or (ii) 100% of the average daily trading volume of our common stock in the ten (10) business days immediately preceding the date we give notice to Redwood. We may issue multiple purchase notices to Redwood, subject to these limitations, but we may not issue such a purchase notice to Redwood within ten (10) business days of the completion of funding under the prior purchase notice. We must have a registration statement in effect under the Securities Act that covers the resale of any shares of common stock sold to Redwood pursuant to the Purchase Agreement.

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

Common Stock Issuances for Debt Conversions

On various dates between April 6, 2016 and June 28, 2016, the Company issued a total of 24,575,000 shares of common stock pursuant to the conversion of an aggregate of $138,116 of principal on the First Redwood Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Beneficial Conversion Feature

On various dates between January 8, 2016 and May 27, 2016, the Company entered into six convertible promissory notes with Redwood Management, LLC. The aggregate beneficial conversion feature discounts resulting from the beneficial conversion prices resulted in a total debt discount value of $364,220 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan. An aggregate of $317,771 and $44,979 was amortized on these six Redwood notes and other previously issued convertible notes during the six months ended June 30, 2016 and 2015, respectively.

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

For the six months ended June 30, 2016, and the year ended December 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2016, and December 31, 2015, the Company had approximately $3,714,000 and $2,662,993 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company's deferred tax asset are as follows:

	June 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$1,299,900	$932,050

Net deferred tax assets before valuation allowance	$1,299,900	$932,050
Less: Valuation allowance	(1,299,900)	(932,050)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2016, and December 31, 2015, respectively.

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

Note 13 – Subsequent Events

Common Stock Issuances for Debt Conversions

On various dates between July 6, 2016 and August 12, 2016, the Company issued a total of 42,916,189 shares of common stock pursuant to the conversion of an aggregate of $249,014 of principal on the First Redwood Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 21, 2016, the Company drew down $29,000 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 4,027,778 shares of common stock pursuant to the First Put Notice.

On August 12, 2016, the Company drew down $39,520 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 5,200,000 shares of common stock pursuant to the Second Put Notice.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Introduction

We had no revenues for the three and six months ended June 30, 2016 or June 30, 2015. Our operating expenses were $179,037 and $377,111, respectively, for the three and six months ended June 30, 2016, compared to $886,983 and $2,113,417, respectively, for the three and six months ended June 30, 2015, a decrease of $707,946 and $1,736,306, or 80% and 82%, respectively. Our operating expenses consisted mostly of professional fees, and to a lesser extent general and administrative expenses and research and development costs.

Revenues and Net Operating Loss

            Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30	June 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	49,545	56,871	59,686	173,673
General and administrative	41,981	25,498	91,466	48,798
Professional fees	87,511	804,614	225,959	1,890,946
Total operating expenses	179,037	886,983	377,111	2,113,417

Net operating loss	(179,037)	(886,983)	(377,111)	(2,113,417)
Other expense	(543,049)	(49,577)	(760,124)	(90,578)

Net loss	$(722,086)	$(936,560)	$(1,137,235)	$(2,203,995)

Revenues

The Company was established on May 10, 2010, and has no revenues to date.

Research and Development

Research and development expenses were $49,545 and $59,686, respectively, for the three and six months ended June 30, 2016, compared to $56,871 and $173,673, respectively, for the three and six months ended June 30, 2015, a decrease of $7,326 and $113,987, or 13% and 66%, respectively. The expenses were the continued research and development costs through our partners, specifically the University of Texas at El Paso related to the development of our patented technologies, and decreased because we slowed our efforts when our cash flow would not permit it. We anticipate that research and development costs will, on average, be higher than those incurred in the three and six months ended June 30, 2016, and more in line with those incurred in the three and six months ended June 30, 2015.

General and Administrative

General and administrative expenses were $41,981 and $91,466, respectively, for the three and six months ended June 30, 2016, compared to $25,498 and $48,798, respectively, for the three and six months ended June 30, 2015, an increase of $16,483 and $42,668, or 65% and 87%, respectively. The increase was primarily due to increased advertising and travel expenses.

Professional Fees

Professional fees expense was $87,511 and $225,959, respectively, for the three and six months ended June 30, 2016, compared to $804,614 and $1,890,946 , respectively, for the three and six months ended June 30, 2015, a decrease of $717,103 and $1,664,987, or 89% and 88%, respectively. Amounts for the six months ended June 30, 2015 include the amortization of non-cash stock based compensation related to common stock warrants granted and $1,814,738 of stock based compensation, consisting of $1,523,103 of amortization expense on warrants issued to officers and directors, and $291,635 of amortization expense on warrants issued to consultants, in addition to $76,208 of professional fees paid, or owed in cash.

Net Operating Loss

Net operating loss was $179,037 and $377,111, respectively, for the three and six months ended June 30, 2016, compared to $886,983 and $2,113,417, respectively, for the three and months ended June 30, 2015, a decrease of $707,946 and $1,736,306, or 80% and 82%, respectively. Net operating loss decreased, as set forth above, primarily due to a decrease in research and development expenses and compensation related to stock issuances for professional fees.

Other Expense

Other expense was $543,049 and $760,124, respectively, for the three and six months ended June 30, 2016, compared to $49,577 and $90,578, respectively, for the three and six months ended June 30, 2015, an increase of $493,472 and $669,546, or 995% and 739%, respectively. The increase of other expense consisted of the accrual of a default judgment entered against us of $340,647 and an increase in interest expense from the issuance of notes payable in the last year.

Net Loss

Net loss for the three and six months ended June 30, 2016, was $722,086 or ($0.01) per share, and $1,137,235 or ($0.01) per share, respectively, compared to $936,560 or ($0.04) per share, and $2,203,995 or ($0.10) per share, respectively, for the three and six months ended June 30, 2015. Net loss decreased, as set forth above, primarily due to the entry of the default judgment, a decrease in research and development expenses and a decrease in compensation related to stock issuances for professional fees.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2016, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2016 was $38,588, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2015 was approximately $39,000, and our monthly burn rate through the six months ended June 30, 2015 was approximately $54,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2016 and December 31, 2015, respectively, are as follows:

	2016	2015	Change

Cash	$38,588	$35,414	$3,174
Total Current Assets	50,133	44,580	5,553
Total Assets	56,290	48,227	8,063
Total Current Liabilities	800,645	324,550	476,095
Total Liabilities	$800,645	$324,550	$476,095

Our cash and total current assets increased slightly because we were able to raise capital from the sale of convertible notes. Our total current liabilities increased because of the sale of convertible notes. Our working capital deficit increased from $279,970 to $750,512, and our stockholders' deficit increased by $468,032 to $744,355.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2016 was $38,588. Based on our lack of revenues and current monthly burn rate of approximately $39,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(323,751) for the six months ended June 30, 2016, compared to $(191,107) for the six months ended June 30, 2015. For the six months ended June 30, 2016, the net cash consisted primarily of our net loss of $(1,137,235), offset primarily by amortization of debt discount of $383,229, stock based compensation of $88,880, and an increase in judgment payable of $340,647. Our accounts payable decreased by $34,167. For the six months ended June 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $(2,203,995), offset primarily by stock based compensation to related parties of $1,523,103, stock based compensation of $291,635, an increase in accounts payable of $105,696, and amortization of debt discounts of $82,403.

Investments

We had $3,536 net cash used in investing activities for the six months ended June 30, 2016, and zero net cash used in investing activities for the six months ended June 30, 2016.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2016 was $330,461, compared to $115,000 for the six months ended June 30, 2015, which consisted primarily of proceeds from convertible notes payable of $417,500, offset by repayments of convertible notes payable of $89,039.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

            No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On July 28, 2016, the Third Judicial Court of Salt Lake County in the State of Utah awarded Typenex Co-Investment, LLC a default judgment against us in the amount of $340,647, pursuant to a dispute over the number of warrants that Typenex was awarded with their convertible note entered into on November 25, 2014. We disagree with the judgment and will seek to have it set aside.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

10% Convertible Promissory Note

On May 27, 2016, we issued a 10% Convertible Promissory Note in the face amount of One Hundred Five Thousand Dollars ($105,000) (the "Note"), to Redwood Management, LLC. The Note has a maturity date of February 27, 2017. The Note is convertible at any time into our common stock at a conversion price equal to 60% of the lowest traded price of our common stock during the fifteen (15) trading days prior to the conversion date. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. The Note can be prepaid by us at any time upon ten (10) days written notice to Redwood for a cash amount equal to the sum of the then outstanding principal amount of the Note and interest multiplied by 130%.

The issuance of the Note was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) under the Securities Act of 1933, as amended. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (3)	Securities Purchase Agreement dated December 28, 2015 with Redwood Management, LLC

10.2 (3)	Convertible Promissory Note dated December 28, 2015 with Redwood Management, LLC

10.3 (3)	Registration Rights Agreement dated December 28, 2015 with Redwood Management, LLC

10.4 (4)	Convertible Promissory Note dated January 8, 2016, with Redwood Fund III Ltd.

10.5 (5)	Convertible Promissory Note dated February 22, 2016 with Redwood Management, LLC

10.6 (6)	First Amendment to Securities Purchase Agreement dated February 22, 2016

10.7 (6)	Second Amendment to Securities Purchase Agreement dated March 7, 2016

10.8 (6)	Convertible Promissory Note dated March 7, 2016 with Redwood Management, LLC

10.9 (7)	Convertible Promissory Note dated March 11, 2016 with Redwood Management, LLC

10.10 (8)	Securities Purchase Agreement dated May 27, 2016 with Redwood Management, LLC

10.11 (8)	Convertible Promissory Note dated May 27, 2016 with Redwood Management, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K dated February 9, 2016 and filed with the Commission on February 10, 2016.

(3)	Incorporated by reference from our Current Report on Form 8-K dated December 30, 2015, filed with the Commission on December 31, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K dated January 11, 2016, filed with the Commission on January 12, 2016.

(5)	Incorporated by reference from our Current Report on Form 8-K dated March 1, 2016, filed with the Commission on March 3, 2016.

(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 11, 2016.

(7)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on March 15, 2016.

(8)	Incorporated by reference from our Current Report on Form 8-K dated May 27, 2016, filed with the Commission on June 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: August 17, 2016	By:	/s/ William A. Hartman
	Name:	William A. Hartman
	Its:	Chief Executive Officer

33