Form 10-Q
period 2016-09-30
PREMIER BIOMEDICAL INC
filed 2016-11-14
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2016, there were 226,927,427 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)

Current assets:
Cash	$27,821	$35,414
Prepaid expenses	13,045	9,166
Total current assets	40,866	44,580

Property and equipment, net	5,629	3,647

Total assets	$46,495	$48,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$210,055	$188,265
Accounts payable, related parties	52,244	54,668
Accrued interest	43,330	7,792
Accrued interest, related parties	2,970	1,170
Judgment payable	340,647	-
Convertible notes payable, net of discounts of $45,450 and
$245,345 at September 30, 2016 and December 31, 2015, respectively	184,470	42,655
Notes payable, related parties	30,000	30,000
Total current liabilities	863,716	324,550

Total liabilities	863,716	324,550

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
2,000,000 and -0- shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	2,000	-
Common stock, $0.00001 par value, 1,000,000,000 shares authorized,
185,858,819 and 82,331,062 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	1,859	823
Additional paid in capital	11,529,099	10,500,651
Accumulated deficit	(12,350,179)	(10,777,797)
Total stockholders' equity (deficit)	(817,221)	(276,323)

Total liabilities and stockholders' equity (deficit)	$46,495	$48,227

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	46,056	59,734	105,742	233,407
General and administrative	36,566	44,786	128,032	93,584
Professional fees	68,537	35,727	294,496	1,926,673
Total operating expenses	151,159	140,247	528,270	2,253,664

Net operating loss	(151,159)	(140,247)	(528,270)	(2,253,664)

Other expense:
Interest expense	(283,988)	(48,508)	(703,465)	(139,086)
Other expense	-	-	(340,647)	-
Total other expenses	(283,988)	(48,508)	(1,044,112)	(139,086)

Net loss	$(435,147)	$(188,755)	$(1,572,382)	$(2,392,750)

Weighted average number of common shares
outstanding - basic and fully diluted	165,387,269	23,546,325	122,769,016	22,381,026

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.11)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,572,382)	$(2,392,750)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,554	1,110
Amortization of debt discounts	645,365	126,892
Stock based compensation, related parties	19,595	1,523,103
Stock based compensation	74,832	287,264
Decrease (increase) in assets:
Prepaid expenses	(3,879)	589
Increase (decrease) in liabilities:
Accounts payable	21,790	151,958
Accounts payable, related parties	11,341	20,434
Accrued interest	56,299	12,194
Accrued interest, related parties	1,800	-
Judgment payable	340,647	-
Net cash used in operating activities	(403,038)	(269,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,536)	-
Net cash used in investing activities	(3,536)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	2,000	-
Proceeds from sale of stock on equity line of credit	68,520	-
Proceeds of convertible notes payable	417,500	210,000
Proceeds of notes payable, related parties	-	30,000
Repayments of convertible notes payable	(89,039)	-
Net cash provided by financing activities	398,981	240,000

NET CHANGE IN CASH	(7,593)	(29,206)
CASH AT BEGINNING OF PERIOD	35,414	102,599

CASH AT END OF PERIOD	$27,821	$73,393

SUPPLEMENTAL INFORMATION:
Interest paid	$13,539	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$364,220	$142,011
Value of shares issued for conversion of debt	$488,552	$82,619
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$22	$-
Common stock issued for settlement of accounts payable, related party	$13,765	$-

See accompanying notes to financial statements.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed financial statements of Premier Biomedical, Inc. (“the Company”) have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the nine months ended September 30, 2016 and 2015, respectively:

	September 30,	September 30,
	2016	2015

Common stock issued for services	$58,800	$-
Warrants issued for services, related parties	19,595	287,264
Warrants issued for services	16,032	1,523,103
Total stock based compensation	$94,427	$1,810,367

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $67,216 and $40,874 for the nine months ended September 30, 2016 and 2015, respectively.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In August, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In June, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The provisions of the update amend ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including accounting for the income tax consequences, estimates of forfeitures and classification of excess tax benefits on the statement of cash flows. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force). Effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its balance sheets, results of operations or cash flows. The Company is evaluating the impact of this ASU on the Company’s financial statements.

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $12,350,179, and had negative working capital of ($822,850) at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable

The Company owed $47,091 and $37,486 as of September 30, 2016 and December 31, 2015, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $-0- and $3,265 as of September 30, 2016 and December 31, 2015, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $5,153 and $13,917 as of September 30, 2016 and December 31, 2015, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Preferred Stock Issuances for Exercise of Preferred Stock Warrants

On January 29, 2016, the Company issued 1,000,000 shares of series A preferred stock pursuant to the exercise of warrants by the Company’s CEO at $0.001 per share for total proceeds of $1,000.

On January 29, 2016, the Company issued 1,000,000 shares of series A preferred stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.001 per share for total proceeds of $1,000.

Common Stock Issuances for Settlement of Accounts Payments

On March 28, 2016, upon the resignation of Richard Najarian as one of the members of our Board of Directors, the Company issued 600,000 shares of common stock to Mr. Najarian in settlement of $13,765 of outstanding expense reimbursements. The total fair value of the common stock was $9,120 based on the closing price of the Company’s common stock on the date of grant.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2016 and December 31, 2015, respectively:

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$27,821	$-	$-
Total assets	27,821	-	-
Liabilities
Convertible note payable, net of discounts	-	184,470	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	214,470	-
	$27,821	$(214,470)	$-

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$35,414	$-	$-
Total assets	35,414	-	-
Liabilities
Convertible note payable, net of discounts	-	42,655	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	72,655	-
	$35,414	$(72,655)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2016 or the year ended December 31, 2015.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Joint Venture

On September 13, 2016, we entered into an operating agreement to form a pain management joint venture company with Advanced Technologies Solutions (ATS), a company based in San Diego, California and owned by Ronald T. LaBorde, a member of our Board of Directors. The joint venture company, Premier Biomedical Pain Management Solutions, LLC, a Nevada limited liability company (PBPMS), will develop and market natural and cannabis-based generalized, neuropathic, and localized pain relief treatment products. We own 50% of PBPMS and ATS owns the other 50%, with 89% of the profits allocated to us and the remaining 11% of profits allocated to ATS. As part of the agreement with ATS, Mr. LaBorde was appointed a member of our Board of Directors.

PBPMS must enter into separate license agreements with us and ATS for the use of technology previously developed by both companies. Intellectual property developed jointly by the parties will be the property of PBPMS. However, ATS and Mr. LaBorde may develop inventions and intellectual property independently from PBPMS, and such inventions and intellectual property will be the sole property of ATS or Mr. LaBorde. Pursuant to the terms of the PBPMS operating agreement, we will tender 1,250,000 warrants, for the purchase of an equal number of shares of our common stock at a strike price of $0.05, at the signing of a license agreement between ATS and PBPMS.

Our initial capital contribution to PBPMS is $25,000, which has not yet been funded. ATS will contribute (i) technical, labor, manufacturing information and know-how required to produce the initial product, an extended duration topical pain relief patch; (ii) $5,000 worth of primary ingredients; and (iii) $5,000 worth of other materials to produce the initial prototype pain relief patches.

PBPMS will be managed by a board of managers (PBPMS Board). Initially, the PBPMS Board will consist of William A. Hartman, our President and Chief Executive Officer and member of our Board of Directors, Ronald T. LaBorde, the Founder of ATS and member of our Board of Directors, Dr. Patricio Reyes, our Chief Technology Officer and member of our Board of Directors, and John Borza, our Vice-President and member of our Board of Directors. Decisions of the PBPMS Board require unanimous approval.

The PBPMS operating agreement is subject to other common terms and ownership transfer restrictions, including a right of first refusal; however, we anticipate signing a more detailed and complete operating agreement to better clarify the terms of the joint venture as summarized above. No activity, outside of the execution of this agreement, had commenced as of September 30, 2016.

Note 7 – Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2016 and December 31, 2015, respectively:

September 30,	December 31,
2016	2015

On May 27, 2016, the Company received net proceeds of $85,000 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $105,000 (“Sixth Redwood Note”), which matures on February 27, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $98,380 of principal was converted into an aggregate of 16,900,000 shares of common stock at various dates between July 13, 2016 and July 29, 2016.

$6,620	$-

On March 11, 2016, the Company received net proceeds of $90,000 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $105,000 (“Fifth Redwood Note”), which matures on December 11, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law.

105,000	-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On March 7, 2016, the Company received net proceeds of $67,500 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $78,750 (“Fourth Redwood Note”), which matures on December 7, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law.

78,750	-

On February 24, 2016, the Company received net proceeds of $67,500 in exchange for a 10% interest bearing; unsecured convertible promissory note dated February 22, 2016 with a face value of $78,750 (“Third Redwood Note”), which matures on November 22, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. On August 26, 2016, a total of $39,200 of principal was converted into an 8,000,000 shares of common stock.

39,550	-

On January 8, 2016, the Company received net proceeds of $107,500 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $131,250 (“Second Redwood Note”), which matures on October 8, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $131,250 of principal was converted into an aggregate of 23,360,868 shares of common stock at various dates between July 11, 2016 and August 1, 2016.

-	-

On December 28, 2015, the Company received net proceeds of $130,000 in exchange for a 10% interest bearing; unsecured convertible promissory note dated December 28, 2015 with a face value of $157,500 (“First Redwood Note”), which matures on September 28, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $157,500 of principal was converted into an aggregate of 27,230,321 shares of common stock at various dates between April 6, 2016 and July 6, 2016.

-	157,500

On December 15, 2015, the Company received net proceeds of $25,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $27,500 (“Second JMJ Note”), which matures on December 15, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $250,000 at the discretion of the lender. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of sixty percent (60%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, or a fixed rate of $0.00005 per share, as amended within the original promissory note on September 8, 2015 (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carried a $2,500 Original Issue Discount that was being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 24 million shares of common stock for potential conversions. The note was paid in full on March 4, 2016 out of the proceeds from the Redwood Notes.

-	27,500

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On September 21, 2015, the Company received net proceeds of $45,000 in exchange for an 8% interest bearing; unsecured convertible promissory note dated September 3, 2015 with a face value of $48,000 (“First Vis Vires Note”), which matures on June 8, 2016. The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of fifty eight percent (58%) of the average of the three (3) lowest closing bid prices over the 10 days prior to conversion, or a fixed rate of $0.00001 per share. The note included various prepayment penalties ranging from 112% through 130%, and default provisions of 150% of the then outstanding principal and interest, and an interest rate of 22% thereafter. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The Company must at all times reserve at least 20,250,000 shares of common stock for potential conversions. The note was paid in full on January 19, 2016 out of the proceeds from the Redwood Notes.

	-	48,000

On September 2, 2015, the Company received net proceeds of $50,000 in exchange for a non-interest bearing, unsecured convertible promissory note with a face value of $55,000 (“First JMJ Note”), which matures on September 1, 2016, as part of a larger financing agreement that enables the Company to draw total proceeds of $250,000 at the discretion of the lender. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of sixty percent (60%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to the conversion request date, or a fixed rate of $0.00005 per share, as amended within the original promissory note on September 8, 2015 (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). The note carries a one-time twelve percent (12%) of principal interest charge in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note carries a $5,000 Original Issue Discount that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. The Company reserved at least 24 million shares of common stock for potential conversions. A total of $62,222, consisting of $55,000 of principal and $7,222 of interest, was converted into an aggregate of 12,359,944 shares of common stock at various dates between March 2, 2016 and April 19, 2016.

	-	55,000

Total convertible notes payable	229,920	288,000
Less unamortized debt discounts:
Discounts on beneficial conversion feature	36,964	210,230
Original issue discounts	2,770	13,164
Loan origination discounts	5,716	21,951
Convertible notes payable	184,470	42,655
Less: current portion	184,470	42,655
Convertible notes payable, less current portion	$-	$-

The Company recognized interest expense for the nine months ended September 30, 2016 and 2015, respectively, as follows:

	September 30,	September 30,
	2016	2015

Interest on convertible notes	$43,159	$12,194
Interest on related party loans	1,800	-
Amortization of beneficial conversion feature	537,486	74,988
Amortization of OID	34,144	11,243
Amortization of loan origination costs	73,735	7,688
Amortization of warrants	-	32,973
Total interest expense	$690,324	$139,086

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The aforementioned accounting treatment resulted in debt discounts equal to $445,470 and $346,798 during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. The discount, consisting of Beneficial Conversion Feature Discounts of $364,220 and $297,011, Original Issue Discounts of $23,750 and $21,037 and Loan Origination Cost Discounts of $57,500 and $28,750 during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the nine months ended September 30, 2016 and 2015, the Company recorded debt amortization expense in the amount of $645,365 and $119,204, respectively, attributed to the aforementioned debt discounts.

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

An aggregate of $455,838 and $-0- was amortized on the six Redwood notes during the nine months ended September 30, 2016 and 2015, respectively.

Second JMJ Financial Convertible Note

On December 15, 2015, we entered into a Securities Purchase Agreement with JMJ Financial, pursuant to which we sold to JMJ Financial a 12% Convertible Promissory Note (“Second JMJ Note”) in the original principal amount of $27,500. The Second JMJ Note has a maturity date of December 15, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.00005 cents per share or (ii) sixty percent (60%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to receipt of a conversion notice.

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

The Company evaluated the Second JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.03262 below the market price on December 15, 2015 of $0.034 provided a value of $25,000, of which $23,904 and $-0- was amortized during the nine months ended September 30, 2016 and 2015, respectively.

Vis Vires Group, Inc. Convertible Note

On September 21, 2015, we received proceeds from a Securities Purchase Agreement we entered into on September 3, 2015 with VIS Vires Group, Inc., pursuant to which we sold to VIS Vires an 8% Convertible Promissory Note (“First VIS Vires Note”) in the original principal amount of $48,000. The First VIS Vires Note has a maturity date of June 8, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.00001 cents per share or (ii) fifty eight percent (58%) of the average of the three (3) lowest closing bid prices over the 10 days prior to receipt of a conversion notice.

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

The Company evaluated the First Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.00747 below the market price on September 21, 2015 of $0.016 provided a value of $39,448, of which $24,183 and $1,360 was amortized during the nine months ended September 30, 2016 and 2015, respectively.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

First JMJ Financial Convertible Note

On September 2, 2015, we entered into a Securities Purchase Agreement with JMJ Financial, pursuant to which we sold to JMJ Financial a 12% Convertible Promissory Note (“First JMJ Note”) in the original principal amount of $55,000. The First JMJ Note has a maturity date of September 1, 2016, and is convertible after 180 days into our common stock at the higher of (i) $0.00005 cents per share or (ii) sixty percent (60%) of the lowest trading price of the Company’s common stock over the twenty five (25) trading days prior to receipt of a conversion notice.

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

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0194 below the market price on September 2, 2015 of $0.032 provided a value of $50,000, of which $33,561 and $3,836 was amortized during the nine months ended September 30, 2016 and 2015, respectively.

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

The Company evaluated the First Adar Bays Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.0473 below the market price on February 24, 2015 of $0.14 provided a value of $20,420, of which $-0- and $13,501 was amortized during the nine months ended September 30, 2016 and 2015, respectively.

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

The Company evaluated the Second LG Capital Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, did not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.042 below the market price on January 30, 2015 of $0.14 provided a value of $32,143, of which $-0- and $24,154 was amortized during the nine months ended September 30, 2016 and 2015, respectively.

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

The Company evaluated the First Typenex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.1019 below the market price on November 25, 2014 of $0.225 provided a value of $37,019, of which $-0- and $32,137 was amortized during the nine months ended September 30, 2016 and 2015, respectively.

Note 8 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2016 and December 31, 2015, respectively:

	September 30,	December 31,
	2016	2015

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO.	$10,000	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board.	10,000	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors.	10,000	10,000

Total notes payable, related parties	30,000	30,000
Less: current portion	30,000	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $1,800 and $564 for the nine months ended September 30, 2016 and 2015, respectively related to notes payable, related parties.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Commitments and Contingencies

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

Judgment Payable

On July 28, 2016, the Third Judicial District Court of Salt Lake County in the State of Utah awarded Typenex Co-Investment, LLC a Default Judgment in the amount of $340,647, pursuant to a dispute over the number of warrants that Typenex was awarded with their convertible note entered into on November 25, 2014. The outstanding judgment award carries an interest rate of 22% until the judgment amount is paid in full. The Company has accrued the potential liability, and on October 10, 2016, we entered into a Warrant Purchase Agreement by and among Redwood Management, LLC, the Company and Typenex. Pursuant to this agreement, Redwood purchased the warrants from Typenex, and Typenex provided a Satisfaction of Judgment and Release of Garnishment to release the Writ of Garnishment Typenex had placed on our transfer agent. Redwood paid installment payments to Typenex in the aggregate amount of $300,000 through November of 2016 to settle the judgment. In conjunction with this transaction, we entered into an Exchange Agreement with Redwood whereby, in exchange for the warrants that Redwood purchased from Typenex, we issued a 10% Convertible Promissory Note to Redwood with a principal amount of $300,000. This settled the dispute with Typenex upon satisfaction of the payments to Typenex over various dates in October and November of 2016. A total of $13,141 of interest has been accrued as of September 30, 2016.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On May 27, 2016, we entered into a Stock Purchase Agreement with Redwood Management, LLC, pursuant to which we agreed to sell, and Redwood, or its assigns, agreed to purchase, up to Two Million Dollars ($2,000,000) of our common stock. Pursuant to the terms of the Purchase Agreement, we may issue a purchase notice directing Redwood to purchase our common stock at a 20% discount to the lowest sale price of our common stock during the five (5) previous business days and in an amount of the lesser of (i) $150,000 or (ii) 100% of the average daily trading volume of our common stock in the ten (10) business days immediately preceding the date we give notice to Redwood. We may issue multiple purchase notices to Redwood, subject to these limitations, but we may not issue such a purchase notice to Redwood within ten (10) business days of the completion of funding under the prior purchase notice. We must have a registration statement in effect under the Securities Act that covers the resale of any shares of common stock sold to Redwood pursuant to the Purchase Agreement. We issued two purchase notices and received aggregate proceeds of $68,520 pursuant to the issuance of 9,227,778 shares of common stock over various dates between July 21, 2016 and August 9, 2016.

Note 10 – Changes in Stockholders’ Equity (Deficit)

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

Preferred Stock Issuances for Exercise of Preferred Stock Warrants, Related Parties

On January 29, 2016, the Company issued 1,000,000 shares of series A preferred stock pursuant to the exercise of warrants by the Company’s CEO at $0.001 per share for total proceeds of $1,000.

On January 29, 2016, the Company issued 1,000,000 shares of series A preferred stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.001 per share for total proceeds of $1,000.

Common Stock

The Company has one billion authorized shares of $0.00001 par value Common Stock, as increased pursuant to an amendment to the articles of incorporation on February 9, 2016.

Common Stock Issuances for Debt Conversions

On various dates between April 6, 2016 and August 26, 2016, the Company issued a total of 75,491,189 shares of common stock pursuant to the conversion of an aggregate of $426,330 of principal among the Six Redwood Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Common Stock Issuances on Stock Purchase Agreement

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

Common Stock Issuances for Exercise of Common Stock Warrants

On February 10, 2016, the Company issued 2,248,846 shares of common stock pursuant to the cashless exercise of 2,250,000 warrants by the Company’s securities attorney at $0.00001 per share.

Common Stock Issuances for Debt Financing

On February 10, 2016, the Company issued 600,000 shares of our common stock to a third-party for services rendered in connection with our recent financing transactions with Redwood Fund III, Ltd. The total fair value of the common stock was $9,600 based on the closing price of the Company’s common stock on the date of grant.

On February 10, 2016, the Company issued 2,400,000 shares of our common stock to a third-party for services rendered in connection with our recent financing transactions with Redwood Fund III, Ltd. The total fair value of the common stock was $38,400 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issuances for Settlement of Accounts Payments, Related Party

On March 28, 2016, upon the resignation of Richard Najarian as one of the members of our Board of Directors, the Company issued 600,000 shares of common stock to Mr. Najarian in settlement of $13,765 of outstanding expense reimbursements. The total fair value of the common stock was $9,120 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issuances for Services

On February 12, 2016, we issued 600,000 shares of our common stock to a third-party for services rendered in connection with our recent financing transactions. The total fair value of the common stock was $10,800 based on the closing price of the Company’s common stock on the date of grant.

Beneficial Conversion Feature

On various dates between January 8, 2016 and May 27, 2016, the Company entered into six convertible promissory notes with Redwood Management, LLC. The aggregate beneficial conversion feature discounts resulting from the beneficial conversion prices resulted in a total debt discount value of $364,220 that was recognized as additional paid in capital and was amortized on a straight line basis over the life of the loan. An aggregate of $537,486 and $74,988 was amortized on these six Redwood notes and other previously issued convertible notes during the nine months ended September 30, 2016 and 2015, respectively.

Note 11 – Preferred Stock Warrants

Exercise of Preferred Stock Warrants, Related Parties

On January 29, 2016, the Company issued 1,000,000 shares of series A preferred stock pursuant to the exercise of warrants by the Company’s CEO at $0.001 per share for total proceeds of $1,000.

On January 29, 2016, the Company issued 1,000,000 shares of series A preferred stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.001 per share for total proceeds of $1,000.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Common Stock Warrants

Exercise of Common Stock Warrants

On February 10, 2016, the Company issued 2,248,846 shares of common stock pursuant to the cashless exercise of 2,250,000 warrants by the Company’s securities attorney at $0.00001 per share.

Note 13 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2016, and the year ended December 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2016, and December 31, 2015, the Company had approximately $4,144,500 and $2,662,993 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$1,450,575	$932,050

Net deferred tax assets before valuation allowance	$1,450,575	$932,050
Less: Valuation allowance	(1,450,575)	(932,050)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2016, and December 31, 2015, respectively.

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

Note 14 – Subsequent Events

Common Stock Issuances for Debt Conversions

On various dates between October 19, 2016 and November 3, 2016, the Company issued a total of 26,971,047 shares of common stock pursuant to the conversion of an aggregate of $118,300 of principal on the Redwood Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances on Stock Purchase Agreement

On November 8, 2016, the Company drew down $25,000 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 6,097,561 shares of common stock pursuant to the Third Put Notice.

Common Stock Issuances for Exercise of Warrants, Related Parties

In November, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $40.

In November, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.00001 per share for total proceeds of $40.

Settlement of Typenex Judgment

On October 10, 2016, we entered into a Warrant Purchase Agreement by and among Redwood Management, LLC (“Redwood”), the Company and Typenex. Pursuant to this agreement, Redwood purchased the warrants from Typenex, and Typenex provided a Satisfaction of Judgment and Release of Garnishment to release the Writ of Garnishment Typenex had placed on our transfer agent. Redwood paid installment payments to Typenex in the aggregate amount of $300,000, which were completed on, or about November 10, 2016. We also entered into an Exchange Agreement with Redwood whereby, in exchange for the warrants that Redwood purchase from Typenex, we issued a 10% Convertible Promissory Note to Redwood with a principal amount of $300,000. This settled the dispute with Typenex.

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

Summary Overview

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of Cancer, Alzheimer’s Disease (AD), Amyotrophic Lateral Sclerosis (ALS/Lou Gehrig’s Disease), Blood Sepsis, Leukemia, and other life-threatening cancers, Multiple Sclerosis, Fibromyalgia, Neuropathic Pain and Traumatic Brain Injury.

On September 13, 2016, we entered into a pain management joint venture company with Advanced Technologies Solutions (“ATS”), a company based in San Diego, California. The joint venture company, Premier Biomedical Pain Management Solutions, LLC, a Nevada limited liability company (“PBPMS”), will develop and market natural and cannabis-based generalized, neuropathic, and localized pain relief treatment products. We anticipate that PBPMS will enter into license agreements with us and ATS to use certain intellectual property for the development of its pain relief treatment products. PBPMS has not yet entered into these license agreements.

We have begun work on two new pain relief products: a patch and a roll-on product. We have already developed pre-production units, we have 10,000 of the patch-prototype units, and have begun marketing for these products. We anticipate that we will begin sales of these products through our websites in January 2017.

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Introduction

We had no revenues for the three and nine months ended September 30, 2016 or September 30, 2015. Our operating expenses were $151,159 and $528,270, respectively, for the three and nine months ended September 30, 2016, compared to $140,247 and $2,253,664, respectively, for the three and nine months ended September 30, 2015, an increase of $10,912, or 8%, and a decrease of $1,725,394, or 77%, respectively. Our operating expenses consisted mostly of professional fees, and to a lesser extent general and administrative expenses and research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months	Three Months	Nine months	Nine months
	September 30,	September30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	46,056	59,734	105,742	233,407
General and administrative	36,566	44,786	128,032	93,584
Professional fees	68,537	35,727	294,496	1,926,673
Total operating expenses	151,159	140,247	528,270	2,253,664

Net operating loss	(151,159)	(140,274)	(528,270)	(2,253,664)
Other expense	(283,988)	(48,508)	(1,044,112)	(139,086)

Net loss	$(435,147)	$(188,755)	$(1,572,382)	$(2,392,750)

Revenues

The Company was established on May 10, 2010, and has no revenues to date.

Research and Development

Research and development expenses were $46,056 and $105,742, respectively, for the three and nine months ended September 30, 2016, compared to $59,734 and $233,407, respectively, for the three and nine months ended September 30, 2015, a decrease of $13,678 and $127,665, or 23% and 55%, respectively. The expenses consisted of the continued research and development costs through our partners, specifically the University of Texas at El Paso related to the development of our patented technologies, and decreased because we slowed our efforts when our cash flow would not permit it. Our anti-cancer antibody drug has been successful in animal testing versus our competition. We now have ceased experimentation while we humanize the drug for humanized animal testing. We do not expect this drug to be ready for further testing until April 2017. We are currently focused on developing our pain management products through PBPMS.

General and Administrative

General and administrative expenses were $36,566 and $128,032, respectively, for the three and nine months ended September 30, 2016, compared to $44,786 and $93,584, respectively, for the three and nine months ended September 30, 2015, a decrease of $8,220, or 18%, and an increase of $34,448, or 37%, respectively. The increase between the nine-month periods was primarily due to increased advertising and travel expenses, as diminished by our decreased advertising expenses during the three months ended September 30, 2016.

Professional Fees

Professional fees expense was $68,537 and $ 294,496, respectively, for the three and nine months ended September 30, 2016, compared to $35,727 and $ 1,926,673 , respectively, for the three and nine months ended September 30, 2015, an increase of $32,810, or 92%, and a decrease of $1,632,177, or 85%, respectively. Amounts for the nine months ended September 30, 2016 include the amortization of non-cash stock based compensation related to common stock warrants granted and the issuance of common stock for services rendered by consultants. For the nine months ended September 30, 2016, professional fees consisted of $94,427 of stock based compensation, consisting of $19,595 of amortization expense on warrants issued to officers and directors, $16,032 of amortization expense on warrants issued to consultants and $58,800 of common stock issued to consultants for services rendered. Comparably, amounts for the nine months ended September 30, 2015 include the amortization of non-cash stock based compensation related to common stock warrants granted. For the nine months ended September 30, 2015, professional fees also consisted of $1,810,367 of stock based compensation, consisting of $1,523,103 of amortization expense on warrants issued to officers and directors, and $287,264 of amortization expense on warrants issued to consultants.

Net Operating Loss

Net operating loss was $151,159 and $528,270, respectively, for the three and nine months ended September 30, 2016, compared to $140,247 and $ 2,253,664, respectively, for the three and months ended September 30, 2015, an increase of $10,912, or 8%, and a decrease of $1,725,394, or 77%, respectively. Net operating loss decreased for the nine month period, as set forth above, primarily due to a decrease in research and development expenses and compensation related to stock issuances for professional fees, while that was slightly diminished by an increased net loss during the three month period due to increased professional fees surrounding our legal issues with Typenex.

Other Expense

Other expense was $283,988 and $1,044,112, respectively, for the three and nine months ended September 30, 2016, compared to $48,508 and $139,086, respectively, for the three and nine months ended September 30, 2015, an increase of $235,480 and $905,026, or 485% and 651%, respectively. The increase of other expense consisted of the accrual of a default judgment entered against us of $340,647 and an increase in interest expense from the issuance of notes payable in the last year.

Net Loss

Net loss for the three and nine months ended September 30, 2016, was $435,147 or ($0.00) per share, and $1,572,382 or ($0.01) per share, respectively, compared to $188,755 or ($0.01) per share, and $2,392,750 or ($0.11) per share, respectively, for the three and nine months ended September 30, 2015. Net loss decreased for the nine month period, as set forth above, primarily due to a decrease in the issuance of stock based compensation and a decrease in research and development expenses, as diminished by increased interest and finance costs on debt financing and the entry of the default judgment. Net loss increased during the three month period, as set forth above, primarily due to the increased interest and finance costs on debt financing.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2016, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of September 30, 2016 was $27,821, which was derived from the sale of convertible promissory notes and sale of stock on our Stock Purchase Agreement with Redwood. Our monthly cash flow burn rate for 2015 was approximately $39,000, and our monthly burn rate through the nine months ended September 30, 2015 was approximately $45,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2016 and December 31, 2015, respectively, are as follows:

	September 30,	December 31,
	2016	2015	Change

Cash	$27,821	$35,414	$(7,593)
Total Current Assets	40,866	44,580	(3,714)
Total Assets	46,495	48,227	(1,732)
Total Current Liabilities	863,716	324,550	539,166
Total Liabilities	$863,716	$324,550	$539,166

Our cash and total current assets decreased slightly because our operating losses and interest expenses exceeded the amount we were able to raise from sales of convertible notes and other securities. Our total current liabilities increased because of the sale of convertible notes. Our working capital deficit increased from $279,970 to $822,850, and our stockholders’ deficit increased by $540,898 to $817,221.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2016 was $27,821. Based on our lack of revenues and current monthly burn rate of approximately $45,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(403,038) for the nine months ended September 30, 2016, compared to $(269,206) for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the net cash consisted primarily of our net loss of $(1,572,382), offset primarily by amortization of debt discount of $645,365, stock based compensation of $74,832, and an increase in judgment payable of $340,647. Our accounts payable decreased by $21,790. For the nine months ended September 30, 2015, the net cash used in operating activities consisted primarily of our net loss of $(2,392,750), offset primarily by stock based compensation to related parties of $1,523,103, stock based compensation of $287,264, an increase in accounts payable of $151,958, and amortization of debt discounts of $126,892.

Investments

We had $3,536 net cash used in investing activities for the nine months ended September 30, 2016, and zero net cash used in investing activities for the nine months ended September 30, 2015.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2016 was $398,981, compared to $240,000 for the nine months ended September 30, 2015, which consisted primarily of proceeds from convertible notes payable of $417,500 and proceeds of $68,520 from sales of stock pursuant to our equity line of credit with Redwood Management, LLC, offset by repayments of convertible notes payable of $89,039.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On July 28, 2016, the Third Judicial Court of Salt Lake County in the State of Utah awarded Typenex Co-Investment, LLC (“Typenex”) a default judgment against us in the amount of $340,647, pursuant to a dispute over the number of warrants that Typenex was awarded with their convertible note entered into on November 25, 2014.

While we believed their dispute was without merit, on October 10, 2016, we entered into a Warrant Purchase Agreement by and among Redwood Management, LLC (“Redwood”), the Company and Typenex. Pursuant to this agreement, Redwood purchased the warrants from Typenex, and Typenex provided a Satisfaction of Judgment and Release of Garnishment to release the Writ of Garnishment Typenex had placed on our transfer agent. Redwood paid installment payments to Typenex in the aggregate amount of $300,000. We also entered into an Exchange Agreement with Redwood whereby, in exchange for the warrants that Redwood purchase from Typenex, we issued a 10% Convertible Promissory Note to Redwood with a principal amount of $300,000. This settled the dispute with Typenex.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

10% Convertible Promissory Note

On October 10, 2016, we issued a 10% Convertible Promissory Note in the face amount of $300,000 (the “Note”), to Redwood Management, LLC. The Note has a maturity date of October 10, 2017. The Note is convertible at any time after January 8, 2017 into our common stock at a conversion price equal to 60% of the lowest traded price of our common stock during the fifteen (15) trading days prior to the conversion date. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. The Note can be prepaid by us at any time upon ten (10) days written notice to Redwood for a cash amount equal to the sum of the then outstanding principal amount of the Note and interest multiplied by 130%.

The issuance of the Note was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) under the Securities Act of 1933, as amended. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc.

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (3)	Securities Purchase Agreement dated December 28, 2015 with Redwood Management, LLC

10.2 (3)	Convertible Promissory Note dated December 28, 2015 with Redwood Management, LLC

10.3 (3)	Registration Rights Agreement dated December 28, 2015 with Redwood Management, LLC

10.4 (4)	Convertible Promissory Note dated January 8, 2016, with Redwood Fund III Ltd.

10.5 (5)	Convertible Promissory Note dated February 22, 2016 with Redwood Management, LLC

10.6 (6)	First Amendment to Securities Purchase Agreement dated February 22, 2016

10.7 (6)	Second Amendment to Securities Purchase Agreement dated March 7, 2016

10.8 (6)	Convertible Promissory Note dated March 7, 2016 with Redwood Management, LLC

10.9 (7)	Convertible Promissory Note dated March 11, 2016 with Redwood Management, LLC

10.10 (8)	Securities Purchase Agreement dated May 27, 2016 with Redwood Management, LLC

10.11 (8)	Convertible Promissory Note dated May 27, 2016 with Redwood Management, LLC

10.12 (9)	Warrant Purchase Agreement by and among Typenex Co-Investment, LLC, Redwood Management, LLC and Premier Biomedical, Inc., dated October 10, 2016.

10.13 (9)	Exchange Agreement by and between Redwood Management, LLC and Premier Biomedical, Inc., dated October 10, 2016.

10.14 (9)	10% Convertible Promissory Note in the principal amount of $300,000, due October 10, 2017, issued to Redwood Management, LLC by Premier Biomedical, Inc., dated October 10, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
____________________

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 9, 2016 and filed with the Commission on February 10, 2016.
(3)	Incorporated by reference from our Current Report on Form 8-K dated December 30, 2015, filed with the Commission on December 31, 2015.
(4)	Incorporated by reference from our Current Report on Form 8-K dated January 11, 2016, filed with the Commission on January 12, 2016.
(5)	Incorporated by reference from our Current Report on Form 8-K dated March 1, 2016, filed with the Commission on March 3, 2016.
(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 11, 2016.
(7)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on March 15, 2016.
(8)	Incorporated by reference from our Current Report on Form 8-K dated May 27, 2016, filed with the Commission on June 3, 2016.
(9)	Incorporated by reference from our Current Report on Form 8-K dated October 10, 2016, filed with the Commission on October 14, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: November 14, 2016	/s/ William A. Hartman
By: William A. Hartman
Its: Chief Executive Officer

