Form 10-K
period 2016-12-31
PREMIER BIOMEDICAL INC
filed 2017-05-09
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $3,464,258 based on the closing price of $0.029 on June 30, 2016

On April 26, 2017, there were 491,852,004 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Overview

Pain Management

On September 13, 2016, we entered into an operating agreement to form a pain management joint venture company with Advanced Technologies Solutions (ATS), a company based in San Diego, California and owned by Ronald T. La Borde, a member of our Board of Directors. The joint venture company, Premier Biomedical Pain Management Solutions, LLC, a Nevada limited liability company (PBPMS), will develop and market natural and cannabis-based generalized, neuropathic, and localized pain relief treatment products. We own 50% of PBPMS and ATS owns the other 50%, with 89% of the profits allocated to us and the remaining 11% of profits allocated to ATS.

Through the use of technologies previously developed, PBPMS has developed two new products that we are in the process of marketing. The first is a CBD, or Cannabidiol, topical patch. The patent-pending reservoir patch design features a unique barrier between the foam adhesive and the pain relieving ingredients to ensure that the adhesive is not transmitted and absorbed through the skin, as with many competitive patches. The formulations for the products contain no psychoactive components and, therefore, are not expected to affect drug test results.

The second product is a roll-on that consists of the same primary ingredients as contained in our reservoir patch, but in a convenient, pocket-size applicator. PBPMS is also seeking to develop additional pain relief products, including creams, sprays, gel pens and capsules. We plan to launch at least three new products into the market in 2017. As of December 31, 2016, except for administrative and formation matters, we had not yet commenced any activities under the joint venture.

These products are designed to provide natural relief from:

•	Knee pain,
•	Shoulder pain,
•	Joint pain,
•	Arthritis pain,
•	Muscle soreness and tenderness,
•	Headaches, and
•	Migraines.

Sales of our pain management products began on February 1, 2017. We sell our products via our website at www.painreliefmeds.com and various distributors. To date, three pharmacies and three chiropractic clinics have approved our products for sale and are distributing our products. We anticipate that our products will eventually be placed in several large pharmacy chains and sold in several states.

Research and Development

We intend to continue to discover and develop medical treatments for humans, specifically targeting the pain management industry and the treatment of:

-	Cancer	-	Fibromyalgia
-	Multiple Sclerosis (MS)	-	Traumatic Brain Injury (TBI)
-	Neuropathic Pain	-	Alzheimer’s Disease (AD)
-	Amyotrophic Lateral Sclerosis	-	Blood Sepsis and Viremia
(ALS/Lou Gehrig’s Disease)

We have a three-fold corporate focus:

One is to develop and market pain management products. Particularly, we are in the process of developing and marketing natural and cannabis-based generalized, neuropathic and localized pain relief treatment products with a joint venture partner.

The second is to target Cancer, Alzheimer’s disease, ALS, Blood Sepsis, Leukemia, and other life-threatening cancers, and to do this we intend to develop our proprietary Sequential-Dialysis Technique. The methodology involved in this technique is largely unexplored and has been described by scientists as the “wild west” of modern medicine. Consequently, our first entry into the therapeutics market for medications that work against cancer, Multiple Sclerosis, infectious diseases, Alzheimer’s disease, strokes and traumatic brain injury carries significant obstacles before reaching the opportunities of a $700 billion industry.

The third is the development of our proprietary drug candidate Feldetrex™, a potential treatment for Multiple Sclerosis, Fibromyalgia, Neuropathic Pain and Traumatic Brain Injury. The formulation used in the current Feldetrex™will be individually tailored to the various illnesses we intend to target, with each formulation being given a unique proprietary brand name. The annual market size of MS treatment is $500 million and the annual market size for all proposed Feldetrex™ market segments is $16 billion.

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

Feldetrex™ utilizes a low dosage of Naltrexone which has been shown in multiple medical articles, in the medical literature, to increase endogenous enkephalins[1] (endogenous enkephalins are pain-relieving pentapeptides produced in the body, located in the pituitary gland, brain, and GI tract. Axon terminals that release enkephalins are concentrated in the posterior horn of the gray matter of the spinal cord, in the central part of the thalamus, and in the amygdala of the limbic system of the cerebrum. Endogenous Enkephalins function as neurotransmitters that inhibit neurotransmitters in the pathway for pain perception, thereby reducing the emotional as well as the physical impact of pain). We have not independently conducted medical or laboratory tests to show the mechanism of action of this medication. While Naltrexone in high dosages acts as an opioid antagonist, it inhibits opiate receptors. Naltrexone in low dosages causes a compensatory upregulation (increase in the number of receptors) of native endorphins and enkephalins, which last beyond the effects of the Naltrexone itself. We believe that this means, paradoxically, that a daily dose of low dose Naltrexone can be used to chronically increase endorphin and enkephalin levels. We believe that by utilizing a low dosage, Naltrexone has a unique ability to increase enkephalins and other neurotransmitters in the brainstem of patients.

__________________

1	A.

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

E.

Crain SM, Shen K-F (1995). Ultra-low concentrations of naloxone selectively antagonize excitatory effects of morphine on sensory neurons, thereby increasing its antinociceptive potency and attenuating tolerance/dependence during chronic cotreatment. Proc Natl Acad Sci USA 92: 10540–10544.

F.

Powell KJ, Abul-Husn NS, Jhamandas A, Olmstead MC, Beninger RJ, et al. (2002). Paradoxical effects of the opioid antagonist naltrexone on morphine analgesia, tolerance, and reward in rats. J Pharmacol Exp Ther 300: 588–596.

G.

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

Regulation

We expect our business to be subject to varying degrees of governmental regulation in the United States and any other countries in which our operations are conducted. In the United States, regulation by various federal and state agencies has long been focused primarily on product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Federal Drug Administration (“FDA”) continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Likewise, the approval process with the FDA is estimated to take approximately seven (7) years from the time it is started. Similar trends are also evident in major markets outside of the United States.

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

In 2014 and through 2016, we raised funds through a public equity offering. We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We do not own our technologies, they are owned by, and licensed from, two entities that are under the control of the Chairman of our Board of Directors and another entity under the control of one of our Directors.

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

In addition, our joint venture in PBPMS with ATS relies upon technologies owned by ATS. We have not yet entered into license agreements with ATS. ATS is under the control of Ronald La Borde, one of our Directors. Our investment in PBPMS depends on the continued support of ATS and Mr. La Borde and future licensing agreements with ATS. Failure to secure licensing agreements or the withdrawal of ATS from PBPMS may cause us to lose our investment in PBPMS and affect our financial results.

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

Our pain management products are currently our sole revenue source and if these products come under increased regulatory scrutiny, our financial results will be adversely affected.

Our pain management products have not been approved by the FDA or any other regulatory agency, and the FDA does not have a pre-market approval system for our pain management products. However, our products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our pain management products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our distributors, any of which could result in lost sales, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

The FDA might not approve our product candidates for marketing and sale.

We intend to enter into agreements with larger pharmaceutical companies as collaboration partners, in part to help cover the cost of seeking regulatory approvals. We believe that FDA approval of some of our product candidates will need to undergo a full investigational new drug (IND) application with the FDA, including clinical trials. There can be no assurance that the FDA will approve our IND application or any other applications. Failure to obtain the necessary FDA approval will have a material negative affect on our operations. While we intend to license our Feldetrex®® product to a larger pharmaceutical company, they in turn, may not be able to obtain the necessary approval to market and sale the product.

New regulations governing the introduction, marketing and sale of our products to consumers could harm our business.

Our operations could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on us in order to continue selling our products. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our products, resulting in significant loss of net sales.

We have observed a general increase in regulatory activity and activism in the United States and the regulatory landscape is becoming more complex with increasingly strict requirements. If this trend continues, we may find it necessary to alter some of the ways we have traditionally marketed our products in order to stay in compliance with a changing regulatory landscape and this could add to the costs of our operations and/or have an adverse impact on our business.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. Future changes could include requirements to make certain changes to our products to meet new standards, the recall or discontinuation of certain products that cannot be changed, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition, and operating results.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, and our failure to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

We are subject to rules of the FDA for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of over-the-counter drugs and related products distributed in the United States. If we should be found not to be in compliance with cGMPs for the products we self-manufacture, it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear our labels fail to comply with the cGMPs, this could negatively impact our reputation and ability to sell its products even though we are not directly liable under the cGMPs for such compliance.

We may fail to deliver commercially successful new product candidates, methods and procedures of treatment, and treatments.

Our technology is at an early stage of research and development. As of the date hereof, we have partnered with the University of Texas at El Paso (UTEP), and protocol for animal testing procedures is being developed in conjunction with UTEP at this time. Subsequent clinical trials on human patients will be coordinated with our development partners in the near future. We have also entered into a joint venture agreement with ATS to form PBPMS and develop new products.

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

We may engage in strategic transactions that fail to enhance shareholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing shareholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair shareholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

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

Our principal shareholders have the ability to exert significant control in matters requiring shareholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own 29,257,672 shares of our outstanding common stock, 2,000,000 shares of our Series A Convertible Preferred Stock (which is convertible into an aggregate of 2,000,000 shares of our common stock), and through the exercise of warrants could acquire another 15,510,000 shares of our common stock. The shares of our preferred stock have 100 votes per share, giving these two shareholders over 40% of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of shareholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue up to 1,000,000,000 shares of common stock, of which there were 491,852,004 shares issued and outstanding as of April 26, 2017. An additional 112,690,004 shares may be issued and outstanding if all of our currently outstanding preferred stock and warrants were exercised and converted into common stock. We therefore have up to an additional 395,457,992 authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our shareholders that would dilute shareholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized the issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation. We have designated a series of convertible preferred stock, the Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share into one (1) fully paid and non-assessable share of Common Stock. Each outstanding share of Series A Preferred Stock is entitled to one hundred (100) votes per share on all matters to which the shareholders of the Corporation are entitled or required to vote. As of April 26, 2017, there were 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the owners of 32,453,672 shares of our common stock, representing approximately 6.6% of our total issued shares, with convertible preferred stock, options and warrants to acquire another 24,400,000 shares of our common stock, representing approximately 5.0% of our total issued and outstanding shares of common stock. Each individual officer and director may be able to sell up to 1% of our outstanding common stock (currently approximately 4,918,520 shares) every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

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

Not applicable.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKETFOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “BIEI.” Our stock has traded there since February 23, 2012. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2016 and 2015, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Transaction Prices
Fiscal Year Ended December 31,	Period	High	Low
2017	First Quarter	$0.0245	$0.0036

2016	Fourth Quarter	$0.0255	$0.0030
	Third Quarter	$0.0280	$0.0081
	Second Quarter	$0.0400	$0.0043
	First Quarter	$0.0410	$0.0120

2015	Fourth Quarter	$0.0529	$0.0027
	Third Quarter	$0.1200	$0.0070
	Second Quarter	$0.1400	$0.1000
	First Quarter	$0.2250	$0.1000

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

Holders

As of April 26, 2017, there were 491,852,004 shares of our common stock issued and outstanding and held by 134 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the year ended December 31, 2016 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

On May 27, 2016 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Redwood Management, LLC (“Redwood”), which provides that upon the terms and subject to the conditions set forth therein, Redwood is committed to purchase up to an aggregate of $2.0 million of our shares of common stock over the 36-month term of the Purchase Agreement.

Pursuant to the Purchase Agreement, we have issued the following shares of common stock on the dates indicated and in the amounts shown to Redwood:

Date	Purchase Amount	Shares Issued
7/21/2016	$29,000	4,027,778
8/9/2016	39,520	5,200,000
11/8/2016	25,000	6,097,561
11/22/2016	25,000	6,377,551
12/13/2016	25,000	6,250,000
1/4/2017	10,323	3,147,110
Totals	$153,843	31,100,000

On March 28, 2017, we agreed with Redwood to terminate the Purchase Agreement.

On November 16, 2016, we issued 2,626,867 shares of our common stock to a service provider in satisfaction of outstanding liabilities owed to the service provider.

On November 27, 2016, we issued warrants to acquire 400,000 shares of our common stock at an exercise price of $0.05 to a service provider.

On November 27, 2016, we issued warrants to acquire 250,000 shares of our common stock at an exercise price of $0.05 to a service provider.

Warrant Exercise

On August 19, 2016, we issued 4,000,000 shares of common stock, restricted in accordance with Rule 144, to each of William Hartman and Mitchell Felder, officers and directors of the Company, upon the exercise of warrants at $0.00001 per share.

On December 20, 2016, we issued 6,000,000 shares of common stock, restricted in accordance with Rule 144, to each of William Hartman and Mitchell Felder, officers and directors of the Company, upon the exercise of warrants at $0.00001 per share.

All of the securities above were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the "Act"). These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The investors are accredited investors and there was no general solicitation.

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

Summary Overview

We are a research-based company that intends to discover and develop medical treatments for humans. We have a three-fold corporate focus: (i) develop and market pain management products, (ii) develop our proprietary Sequential-Dialysis Technique to target cancer Alzheimer’s disease, ALS, blood sepsis, leukemia and other life-threateneing cancers, and (iii) develop our proprietary drug candidate Feldetrex™, a potential treatment for Multiple Sclerosis, Fibromyalgia, Neuropathic Pain and Traumatic Brain Injury.

We have partnered with Advanced Technologies Solutions (ATS) to develop and market natural and cannabis-based generalized, neuropathic and localized pain relief treatment products. We have seen great success in the early stages of this partnership. We have developed two new products that are now on the market as of February 1, 2017, and we have made initial sales of these products. In addition to online sales, we have also established a distribution network consisting of three pharmacies and three chiropractic clinics. We expect distribution of these products to grow rapidly as we find other local pharmacies and clinics to distribute our products. With proof of marketability from the growing sales of our products, we are seeking to enter into distribution arrangements with several large pharmacy chains that operate in multiple states, and we believe we are close to coming to an agreement with these pharmacy chains.

In addition, we are in the process of negotiating potential off-shore partnerships to manufacture and market our products worldwide. We expect that these partnerships will make new markets available to us and allow us to rapidly increase our revenues profitability. We hope that through these partnerships our sales will grow rapidly and we will be able to see considerable cost-savings through favorable manufacturing arrangements. In addition to growing the sales of our existing products, we plan to launch at least three new products into the market in 2017.

In the past as we worked through the development of these products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. We appreciate the patience of our faithful stockholders during this period as we were determined to develop and market new, ground-breaking products. As we begin to turn the corner and see the first sales being made, we expect to find stockholder-friendly financing solutions in the future that help us expand our operations, avoid dilution of our stockholders and raise our stock prices. For example, new opportunities have allowed us to cancel the equity line financing we had with Redwood, and we have closed a financing that will give us the capital we need to grow our business in the near future. On March 30, 2017, we raised $300,000 from investors in a sale of stock and warrants. These investors have also committed to purchase up to another $300,000 upon the registration of the stock and warrants purchased by the investors.

As of the date hereof, we have repaid our convertible debt, and we expect to move forward with financing that will be more favorable to investors as we begin to grow our revenues. While we have begun to generate revenues with the products we have launched in the first quarter of 2017, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions. Therefore, we expect to finance the company through the issuance of securities that are more favorable to our current investors, such as issuing warrants with fixed exercise prices above the market price on the date of issuance.

Through 2017, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains and international partners.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2016 and 2015 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. We recently completed the sale of stock and warrants to raise $300,000 from a group of investors and expect to be able to raise another $300,000 from the same investors once we complete registration of the investors’ securities. This should give us the capital we need in the short term to push forward in the production and marketing of our new pain management products. However, if we are unable to grow revenues sufficient to meet our operating expenses, we must again raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2016 and 2015

Introduction

We had no revenues for the years ended December 31, 2016 and 2015. Our operating expenses were $637,891 for the year ended December 31, 2016 compared to $2,383,282 for the year ended December 31, 2015, a decrease of $1,745,391, or 73%. Our operating expenses consisted of research and development costs, general and administrative expenses, and professional fees as we incurred additional research and development costs and as we provided stock based compensation to our Officers and Directors.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2016 and 2015 were as follows:

		Year Ended
	Year Ended December 31,	December 31, 2015	Increase /
	2016	(Restated)	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Research and development	113,862	234,095	(120,233)
General and administrative	191,379	133,289	58,090
Professional fees	332,650	2,015,898	(1,683,248)
Total operating expenses	637,891	2,383,282	(1,745,391)

Net operating loss	(637,891)	(2,383,282)	1,745,391
Other expense	(1,130,330)	(218,125)	912,205

Net loss	$(1,768,221)	$(2,601,407)	$833,186

Revenues

The Company was established on May 10, 2010, and had no revenues through December 31, 2016. We have begun sales of our pain management products and expect to report revenues for the quarter ended March 31, 2017.

Research and Development

Research and development expenses were $113,862 for the year ended December 31, 2016 compared to $234,095 for the year ended December 31, 2015, a decrease of $120,233, or 51%. The expenses decreased as we cut back on our research efforts with the University of Texas and looked for more sustainable research options.

General and Administrative

General and administrative expenses were $191,379 for the year ended December 31, 2016 as compared to $133,289 for the year ended December 31, 2015, an increase of $58,090, or 44%. The increase was primarily due to increased insurance and investor relations expenses.

Professional Fees

Professional fees expense was $332,650 for the year ended December 31, 2016, compared to $2,015,898 for the year ended December 31, 2015, a decrease of $1,683,248, or 84%. The decrease was primarily due to decreased stock based compensation issued to directors and consultants for services rendered. A total of $98,569 of stock based compensation was awarded during the year ended December 31, 2016, compared to $1,849,169 of stock based compensation during the year ended December 31, 2015, a decrease of $1,750,600 from 2015 to 2016.

Net Operating Loss

Net operating loss for the year ended December 31, 2016 was $637,891, compared to a net operating loss of $2,383,282 for the year ended December 31, 2015, a decrease of $1,745,391, or 73%. Net operating loss decreased, as set forth above, primarily due to a decrease in stock based compensation issued to directors and consultants for services rendered.

Other Expense

Other expense for the year ended December 31, 2016 was $1,130,330, compared to $218,125 for the year ended December 31, 2015, an increase of $912,205, or 418%. Other expense consisted of interest and finance charges on debt and equity financing, as well as a net loss on the settlement of the Typenex warrants during the year ended December 31, 2016. The increase was primarily due to an increase of approximately $625,000 in the amortization of debt discounts related to significant increased convertible debt financing during the year ended December 31, 2016, compared to the year ended December 31, 2015, and a $340,647 judgment expense related to a judgment that was awarded to Typenex in satisfaction of disputed warrants, that was diminished by a gain of $53,788 on the ultimate settlement of the judgment during the year ended December 31, 2016.

Net Loss

Net loss for the year ended December 31, 2016 was $1,768,221, or $(0.01) per share, compared to a net loss of $2,601,407, or $(0.08) per share, for the year ended December 31, 2015, a decrease of $833,186, or 32%. Net loss decreased, as set forth above, primarily due to decreased stock based compensation issued to directors and consultants for services rendered, as diminished by increased debt financing costs and the associated net settlement costs related to warrants issued to Typenex in connection with the debt financing.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2016, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2016 was $22,437, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate has increased from approximately $39,000 in 2015 to approximately $40,500 in 2016. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2016 and December 31, 2015, respectively, are as follows:

	December 31, 2016	December 31, 2015 (Restated)	Change

Cash	$22,437	$35,414	$(12,977)
Total Current Assets	33,867	44,580	(10,713)
Total Assets	38,967	48,227	(9,260)
Total Current Liabilities	699,671	473,786	225,885
Total Liabilities	$699,671	$473,786	$225,885

Our cash decreased by $12,977 as of December 31, 2016 as compared to December 31, 2015. Our total current assets decreased by $10,713 primarily for the same reason. Our total assets decreased by $9,260 primarily for the same reasons.

Our current liabilities increased by $225,885 as of December 31, 2016 as compared to December 31, 2015 primarily due to an increase in accounts payable of $32,475, accrued interest of $10,234, accrued interest, related parties of $2,400, convertible notes payable of $111,209, and derivative liabilities of $71,746. Our total liabilities increased by the same $225,885 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2016 was $22,437, which was derived from the sale of convertible promissory notes and common stock. Our monthly cash flow burn rate is approximately $40,500. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2016 and 2015 was $483,622 and $462,225, respectively, an increase of $21,397, or 5%. The increase primarily consisted of a decrease in stock based compensation, related parties of $1,504,152, a decrease in stock based compensation of $234,626, and an increase in gain on settlement of judgment of $53,788, offset in part by a decrease in net loss from operations of $833,186, an increase in amortization of debt discounts of $573,455, and an increase in judgment payable of $340,647.

Investments

Our net cash used in investing activities for the years ended December 31, 2016 and 2015 was $3,536 and zero, respectively, an increase of $3,536. The slight increase reflected a lack of purchases of property and equipment in 2015 compared to 2016.

Financing

Our net cash provided by financing activities for the years ended December 31, 2016 and 2015 was $474,181 and $395,040, respectively, an increase of $79,141, or 20%. The increase was a result of an increase in proceeds from the sale of convertible notes payable of $52,500, from $365,000 to $417,500, and an increase in proceeds from sale of stock on equity line of credit from zero to $143,520, offset by a decrease in the proceeds from the sale of notes payable to related parties from $30,000 to zero and an increase in repayments of convertible notes payable from zero to $89,039.

Securities Purchase Agreements

On March 30, 2017 we entered into a securities purchase agreement (the “Purchase Agreement”) with several investors to sell an aggregate of $600,000 of our common stock and warrants. Payment for the stock and warrants pursuant to the Purchase Agreement will be completed in three tranches: the first at $300,000 was completed on March 30, 2017, the second at $150,000 is due within five trading days of our filing a registration statement to cover the investors’ shares of common stock and shares underlying their warrants, and the third at $150,000 is due within five trading days of the registration statement being declared effective.

Purchase Agreement with Redwood Management, LLC

On May 27, 2016, we entered into a common stock purchase agreement (the “Redwood Agreement”) with Redwood Management, LLC, a Florida limited liability company (“Redwood”), which provides that upon the terms and subject to the conditions set forth therein, Redwood is committed to purchase up to an aggregate of $2.0 million of our shares of common stock over the 36-month term of the Redwood Agreement.

On July 12, 2016, a registration statement was declared effective that permitted Redwood to offer and sell up to 33,100,000 shares. As of the date hereof, we have sold 31,100,000 shares of our common stock to Redwood under the Redwood Agreement. These sales, in the aggregate, have generated proceeds of $153,843. However, we have cancelled the Redwood Agreement and will make no further sales thereunder to Redwood.

Convertible Promissory Note

On March 11, 2016, we issued a 10% Convertible Promissory Note in the principal amount of $105,000 at a discount for $100,000 to Redwood (the “Note”). The Note was issued to Redwood in a private transaction, will mature on February 27, 2017 and bears interest at a fixed rate of 10.0% per annum. The Note and interest due thereunder is payable on any conversion date chosen by the holder or on the maturity date in cash or our common stock at Redwood’s discretion. The outstanding principal balance of the Note as of September 30, 2016 and December 31, 2016 was $105,000 and $27,480, respectively. However, in March 2017, we paid the remaining balance owed under the Note.

Warrant Purchase and Exchange

On October 10, 2016, we entered into a Warrant Purchase Agreement by and among Redwood, the Company and Typenex Co-Investment, LLC (“Typenex”) whereby Redwood committed to purchase Typenex’s warrant (the “Warrant”) from Typenex. Redwood paid a purchase price of $300,000.

Also on October 10, 2016, we entered into an Exchange Agreement by and between the Company and Redwood. Pursuant to the Exchange Agreement, we exchanged a 10% Convertible Promissory Note (the “TypenexNote”) for the Warrant. The Typenex Note has a principal amount of $300,000, an interest rate of 10%. We entered into the Warrant Purchase Agreement and the Exchange Agreement and issued the Typenex Note to settle a previously disclosed dispute with Typenex. This note has been paid in full.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the years ended December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015

Common stock issued for services	$70,621	$-
Warrants issued for services, related parties	25,030	1,529,182
Warrants issued for services	14,739	319,986
Total stock based compensation	$110,390	$1,849,168

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $82,246 and $59,956 for the years ended December 31, 2016 and 2015, respectively.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in generally accepted accounting principles (“GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in GAAP. This guidance is required to be adopted by us in the first quarter of fiscal 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control. The amendments in this Update improve GAAP involving situations consisting of common control, wherein a single decision maker focuses on the economics to which it is exposed when determining whether it is the primary beneficiary of a variable interest entity (“VIE”) before potentially evaluating which party is most closely associated with the VIE. ASU 2016-17 is effective for public entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Biomedical, Inc.

We have audited the accompanying balance sheets of Premier Biomedical, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Biomedical, Inc. as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the financial statements, the 2015 financial statements have been restated to correct an error in the financial statements.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 8, 2017

PREMIER BIOMEDICAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015
		(Restated)
ASSETS
Current assets:
Cash	$22,437	$35,414
Prepaid expenses	11,430	9,166
Total current assets	33,867	44,580

Property and equipment, net	5,100	3,647

Total assets	$38,967	$48,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$220,740	$188,265
Accounts payable, related parties	52,489	54,668
Accrued interest	18,026	7,792
Accrued interest, related parties	3,570	1,170
Convertible notes payable, net of discounts of $149,456 and
$246,185 at December 31, 2016 and 2015, respectively	153,024	41,815
Notes payable, related parties	30,000	30,000
Derivative liabilities	221,822	150,076
Total current liabilities	699,671	473,786

Total liabilities	699,671	473,786

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and -0- shares issued and outstanding
at December 31, 2016 and 2015, respectively	2,000	-
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 304,556,650 and 82,331,062 shares issued and
outstanding at December 31, 2016 and 2015, respectively	3,046	823
Additional paid in capital	11,899,504	10,370,651
Accumulated deficit	(12,565,254)	(10,797,033)
Total stockholders' equity (deficit)	(660,704)	(425,559)

Total liabilities and stockholders' equity (deficit)	$38,967	$48,227

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2016	2015
		(Restated)
Revenue	$-	$-

Operating expenses:
Research and development	113,862	234,095
General and administrative	191,379	133,289
Professional fees	332,650	2,015,898
Total operating expenses	637,891	2,383,282

Net operating loss	(637,891)	(2,383,282)

Other income (expense):
Interest expense	(817,423)	(198,049)
Loss on judgment, Typenex	(340,647)	-
Gain on settlement, Typenex	53,788	-
Change in derivative liabilities	(26,048)	(20,076)
Total other income (expense)	(1,130,330)	(218,125)

Net loss	$(1,768,221)	$(2,601,407)

Weighted average number of common shares outstanding - basic and fully diluted	151,651,420	31,264,255

Net loss per share - basic and fully diluted	$(0.01)	$(0.08)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2014	-	$-	21,757,175	$218	$8,127,649	$(8,195,626)	$(67,759)

Common stock issued on debt conversions	-	-	56,723,887	567	226,821	-	227,388

Exercise of warrants at $0.00001 per share, related party	-	-	4,000,000	40	-	-	40

Common stock cancelled	-	-	(150,000)	(2)	2	-	-

Amortization of warrants granted for services, related parties	-	-	-	-	1,529,182	-	1,529,182

Amortization of warrants granted for services	-	-	-	-	319,986	-	319,986

Beneficial conversion feature of convertible note	-	-	-	-	167,011	-	167,011

Net loss for the year ended December 31, 2015	-	-	-	-	-	(2,601,407)	(2,601,407)

Balance, December 31, 2015 (Restated)	-	$-	82,331,062	$823	$10,370,651	$(10,797,033)	$(425,559)

Common stock issued on equity line of credit	-	-	27,952,890	280	143,240	-	143,520

Common stock issued on debt conversions	-	-	165,196,985	1,652	736,064	-	737,716

Exercise of preferred stock warrants at $0.001 per share, related parties	2,000,000	2,000	-	-	-	-	2,000

Exercise of warrants at $0.00001 per share, related parties	-	-	20,000,000	200	-	-	200

Exercise of cashless warrants at $0.00001 per share	-	-	2,248,846	22	(22)	-	-

Shares issued for serttlement of reimbursements, related party	-	-	600,000	6	13,759	-	13,765

Shares issued for services	-	-	6,226,867	63	70,558	-	70,621

Amortization of warrants granted for services, related parties	-	-	-	-	25,030	-	25,030

Amortization of warrants granted for services	-	-	-	-	14,739	-	14,739

Adjustments to derivative liability due to debt conversions	-	-	-	-	525,485	-	525,485

Net loss for the year ended December 31, 2016	-	-	-	-	-	(1,768,221)	(1,768,221)

Balance, December 31, 2016	2,000,000	$2,000	304,556,650	$3,046	$11,899,504	$(12,565,254)	$(660,704)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(1,768,221)	$(2,601,407)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	2,083	1,462
Change in fair market value of derivative liabilities	26,048	20,076
Amortization of debt discounts	749,162	175,707
Gain on settlement of judgment	(53,788)	-
Stock based compensation, related parties	25,030	1,529,182
Stock based compensation	85,360	319,986
Decrease (increase) in assets:
Prepaid expenses	(2,264)	284
Increase (decrease) in liabilities:
Accounts payable	32,475	40,774
Accounts payable, related parties	11,586	29,369
Accrued interest	65,860	21,172
Accrued interest, related parties	2,400	1,170
Judgment payable	340,647	-
Net cash used in operating activities	(483,622)	(462,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,536)	-
Net cash used in investing activities	(3,536)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	2,200	40
Proceeds from sale of stock on equity line of credit	143,520	-
Proceeds from convertible notes payable	417,500	365,000
Proceeds from notes payable, related parties	-	30,000
Repayments of convertible notes payable	(89,039)	-
Net cash provided by financing activities	474,181	395,040

NET CHANGE IN CASH	(12,977)	(67,185)
CASH AT BEGINNING OF PERIOD	35,414	102,599

CASH AT END OF PERIOD	$22,437	$35,414

SUPPLEMENTAL INFORMATION:
Interest paid	$13,539	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible notes	$-	$167,011
Value of debt discounts	$571,183	$130,000
Value of derivative adjustment due to debt conversions	$525,485	$-
Value of shares issued for conversion of debt	$737,716	$227,388
Convertible note issued in settlement of judgment payable	$300,000	$-
Common stock issued for settlement of accounts payable, related party	$13,765	$-
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$22	$-

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

Premier Biomedical, Inc.

Notes to Financial Statements

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the years ended December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015

Common stock issued for services	$70,621	$-
Warrants issued for services, related parties	25,030	1,529,182
Warrants issued for services	14,739	319,986
Total stock based compensation	$110,390	$1,849,168

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $82,246 and $59,956 for the years ended December 31, 2016 and 2015, respectively.

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

Premier Biomedical, Inc.

Notes to Financial Statements

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in generally accepted accounting principles (“GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in GAAP. This guidance is required to be adopted by us in the first quarter of fiscal 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control. The amendments in this Update improve GAAP involving situations consisting of common control, wherein a single decision maker focuses on the economics to which it is exposed when determining whether it is the primary beneficiary of a variable interest entity (“VIE”) before potentially evaluating which party is most closely associated with the VIE. ASU 2016-17 is effective for public entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Premier Biomedical, Inc.

Notes to Financial Statements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

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

Premier Biomedical, Inc.

Notes to Financial Statements

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.

Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $12,565,254, and had negative working capital of ($665,804) at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Restatement

The Company is restating its December 31, 2015 financial statements and the interim financial statements for the three months ended March 31, 2016, the six months ended June 30, 2016 and nine months ended September 30, 2016 in order to account for embedded derivatives within the Redwood Notes, rather than beneficial conversion feature discounts. The financial statements will be restated prospectively during 2017.

The Company determined that it had not properly recognized embedded derivative liabilities within the Redwood Notes that originated on various dates between December 28, 2015 and May 27, 2016. The Company has recognized a derivative liability in lieu of the previously recognized beneficial conversion feature and the related change in derivative liabilities and amortization of the debt discount expenses have been adjusted to correct this error.

Premier Biomedical, Inc.

Notes to Financial Statements

The following adjustments were made to the December 31, 2015 Restated Balance Sheet:

PREMIER BIOMEDICAL, INC.
BALANCE SHEET

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2015	Adjustments	2015

ASSETS
Current assets:
Cash	$35,414	$-	$35,414
Prepaid expenses	9,166	-	9,166
Total current assets	44,580	-	44,580

Property and equipment, net	3,647	-	3,647

Total assets	$48,227	$-	$48,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$188,265	$-	$188,265
Accounts payable, related parties	54,668	-	54,668
Accrued interest	7,792	-	7,792
Accrued interest, related parties	1,170	-	1,170
Convertible notes payable, net of discounts of $245,345	42,655	(840)	41,815
Notes payable, related parties	30,000	-	30,000
Derivative liabilities	-	150,076	150,076
Total current liabilities	324,550	149,236	473,786

Total liabilities	324,550	149,236	473,786

Commitments and contingencies	-	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-	-
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 82,331,062 and 21,757,175 shares issued and
outstanding at December 31, 2015 and 2014, respectively	823	-	823
Additional paid in capital	10,500,651	(130,000)	10,370,651
Accumulated deficit	(10,777,797)	(19,236)	(10,797,033)
Total stockholders' equity (deficit)	(276,323)	(149,236)	(425,559)

Total liabilities and stockholders' equity (deficit)	$48,227	$-	$48,227

Premier Biomedical, Inc.

Notes to Financial Statements

The following adjustments were made to the December 31, 2015 Restated Statement of Operations:

PREMIER BIOMEDICAL, INC.
STATEMENT OF OPERATIONS

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2015	Adjustments	2015

Revenue	$-	$-	$-

Operating expenses:
Research and development	234,095	-	234,095
General and administrative	133,289	-	133,289
Professional fees	2,015,898	-	2,015,898
Total operating expenses	2,383,282	-	2,383,282

Net operating loss	(2,383,282)	-	(2,383,282)

Other expense:
Interest expense	(198,889)	840	(198,049)
Change in derivative liabilities	-	(20,076)	(20,076)
Total other expenses	(198,889)	(19,236)	(218,125)

Net loss	$(2,582,171)	$(19,236)	$(2,601,407)

The December 31, 2015 Statement of Stockholders’ Equity (Deficit) was restated to increase the Accumulated Deficit from $10,777,797 to $10,797,033 for the additional net loss for the year of $19,236. The net loss as originally stated was $2,582,171, and as restated amounted to a net loss of $2,601,407. Additional Paid-In Capital was also restated to remove a $130,000 beneficial conversion feature from Additional Paid-In Capital that was corrected to be accounted for as an embedded derivative. The impact of the correction is summarized below:

Premier Biomedical, Inc.

Notes to Financial Statements

PREMIER BIOMEDICAL, INC.
SUMMARY OF CORRECTIONS TO STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2015	Adjustments	2015

Beneficial conversion feature of convertible note	$297,011	$(130,000)	$167,011
Additional Paid-In Capital	$10,500,651	$(130,000)	$10,370,651

Net loss for the year ended December 31, 2015	$(2,582,171)	$(19,236)	$(2,601,407)
Accumulated Deficit	$(10,777,797)	$(19,236)	$(10,797,033)

Premier Biomedical, Inc.

Notes to Financial Statements

The following adjustments were made to the December 31, 2015 Restated Statement of Cash Flows:

PREMIER BIOMEDICAL, INC.
STATEMENT OF CASH FLOWS

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2015	Adjustments	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,582,171)	$(19,236)	$(2,601,407)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,462	-	1,462
Change in fair market value of derivative liabilities	-	20,076	20,076
Amortization of debt discounts	176,547	(840)	175,707
Stock based compensation, related parties	1,529,182	-	1,529,182
Stock based compensation	319,986	-	319,986
Decrease (increase) in assets:
Prepaid expenses	284	-	284
Increase (decrease) in liabilities:
Accounts payable	40,774	-	40,774
Accounts payable, related parties	29,369	-	29,369
Accrued interest	21,172	-	21,172
Accrued interest, related parties	1,170	-	1,170
Net cash used in operating activities	(462,225)	-	(462,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	40	-	40
Proceeds from convertible notes payable	365,000	-	365,000
Proceeds from notes payable, related parties	30,000	-	30,000
Net cash provided by financing activities	395,040	-	395,040

NET CHANGE IN CASH	(67,185)	-	(67,185)
CASH AT BEGINNING OF PERIOD	102,599	-	102,599

CASH AT END OF PERIOD	$35,414	$-	$35,414

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$297,011	$(130,000)	$167,011
Value of debt discounts	$-	$130,000	$130,000
Value of shares issued for conversion of debt	$227,388	$-	$227,388

Premier Biomedical, Inc.

Notes to Financial Statements

Note 4 – Related Party

Accounts Payable

The Company owed $46,016 and $37,486 as of December 31, 2016 and 2015, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $306 and $3,265 as of December 31, 2016 and 2015, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $6,167 and $13,917 as of December 31, 2016 and 2015, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Accrued interest of $3,570 was outstanding on these notes as of December 31, 2016.

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

Common Stock Warrants Exercised

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $40.

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.00001 per share for total proceeds of $40.

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

A total of $25,030 and $1,529,182 of previously issued warrants were amortized and expensed to professional fees as stock-based compensation during the years ended December 31, 2016 and 2015, respectively.

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

Note 5 – Patent Rights and Applications

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

Notes to Financial Statements

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

Note 6 – Fair Value of Financial Instruments

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

Premier Biomedical, Inc.

Notes to Financial Statements

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2016 and 2015, respectively:

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$22,437	$-	$-
Total assets	22,437	-	-
Liabilities
Convertible note payable, net of discounts	-	153,024	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	183,024	-
	$22,437	$(183,024)	$-

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$35,414	$-	$-
Total assets	35,414	-	-
Liabilities
Convertible note payable, net of discounts	-	41,815	-
Notes payable, related parties	-	30,000	-
Total liabilities	-	71,815	-
	$35,414	$(71,815)	$-

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2016 or the year ended December 31, 2015.

Note 7 – Joint Venture

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

PBPMS must enter into separate license agreements with us and ATS for the use of technology previously developed by both companies. Intellectual property developed jointly by the parties will be the property of PBPMS. However, ATS and Mr. LaBorde may develop inventions and intellectual property independently from PBPMS, and such inventions and intellectual property will be the sole property of ATS or Mr. LaBorde. Pursuant to the terms of the PBPMS operating agreement, we will tender 1,250,000 warrants, for the purchase of an equal number of shares of our common stock at a strike price of $0.05, pursuant to the license agreement between ATS and PBPMS. As of December 31, 2016, we had not yet issued these warrants or commenced the joint venture.

Premier Biomedical, Inc.

Notes to Financial Statements

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

The PBPMS operating agreement is subject to other common terms and ownership transfer restrictions, including a right of first refusal; however, we anticipate signing a more detailed and complete operating agreement to better clarify the terms of the joint venture as summarized above. No activity, outside of the execution of this agreement, had commenced as of December 31, 2016.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2016 and 2015, respectively:

December 31,	December 31,
2016	2015

On October 10, 2016, the Company issued a 10% interest bearing; unsecured convertible promissory note with a face value of $300,000 (“Seventh Redwood Note”), which matures on October 10, 2017, pursuant to a Warrant Purchase Agreement by and among Redwood Management, LLC, the Company and Typenex. Pursuant to this agreement, Redwood purchased the warrants from Typenex, and Typenex provided a Satisfaction of Judgment and Release of Garnishment to release the Writ of Garnishment Typenex had placed on our transfer agent. Redwood paid installment payments to Typenex in the aggregate amount of $300,000, which were completed on, or about November 10, 2016. The principal and interest of the Seventh Redwood Note is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. This settled the dispute with Typenex. A total of $25,000 of principal was converted into 8,620,690 shares of common stock on November 21, 2016.

$275,000	$-

Premier Biomedical, Inc.

Notes to Financial Statements

On May 27, 2016, the Company received net proceeds of $85,000 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $105,000 (“Sixth Redwood Note”), which matures on February 27, 2017. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $106,879, consisting of $105,000 of principal and $1,879 of interest, was converted into an aggregate of 20,039,892 shares of common stock at various dates between July 13, 2016 and December 7, 2016.

-	-

On March 11, 2016, the Company received net proceeds of $90,000 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $105,000 (“Fifth Redwood Note”), which matures on December 11, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $81,070, consisting of $77,520 of principal and $3,550 of interest, was converted into an aggregate of 32,647,975 shares of common stock at various dates between November 8, 2016 and December 22, 2016.

27,480	-

On March 7, 2016, the Company received net proceeds of $67,500 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $78,750 (“Fourth Redwood Note”), which matures on December 7, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $83,930, consisting of $78,750 of principal and $5,180 of interest, was converted into an aggregate of 20,628,179 shares of common stock at various dates between October 26, 2016 and December 7, 2016.

-	-

Premier Biomedical, Inc.

Notes to Financial Statements

On February 24, 2016, the Company received net proceeds of $67,500 in exchange for a 10% interest bearing; unsecured convertible promissory note dated February 22, 2016 with a face value of $78,750 (“Third Redwood Note”), which matures on November 22, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $83,357, consisting of $78,750 of principal and $4,607 of interest, was converted into an aggregate of 17,926,514 shares of common stock at various dates between August 26, 2016 and December 7, 2016.

-	-

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

On December 28, 2015, the Company received net proceeds of $130,000 in exchange for a 10% interest bearing; unsecured convertible promissory note dated December 28, 2015 with a face value of $157,500 (“First Redwood Note”), which matures on September 28, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $164,007, consisting of $157,500 of principal and $6,507 of interest, was converted into an aggregate of 29,612,923 shares of common stock at various dates between April 6, 2016 and December 7, 2016.

-	157,500

Premier Biomedical, Inc.

Notes to Financial Statements

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

-	55,000

Premier Biomedical, Inc.

Notes to Financial Statements

Total convertible notes payable	302,480	288,000
Less unamortized debt discounts:
Derivative discounts	149,456	129,422
Discounts on beneficial conversion feature	-	81,648
Original issue discounts	-	13,164
Loan origination discounts	-	21,951
Convertible notes payable	153,024	41,815
Less: current portion	153,024	41,815
Convertible notes payable, less current portion	$-	$-

The Company recognized interest expense for the years ended December 31, 2016 and 2015, respectively, as follows:

	December 31,	December 31,
	2016	2015

Interest on judgment payable	$13,141	$-
Interest on convertible notes	52,720	21,172
Interest on related party loans	2,400	1,170
Amortization of derivative discounts	551,149	578
Amortization of loan origination costs	79,451	10,272
Amortization of beneficial conversion feature	81,648	117,500
Amortization of OID	36,914	14,384
Amortization of warrants issued with convertible notes	-	32,973
Total interest expense	$817,423	$198,049

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $652,433 and $346,798 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2016 and 2015, respectively. The discounts, as recognized below, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $749,162 and $175,707 of interest expense pursuant to the amortization of note discounts during the years ended December 31, 2016 and 2015, respectively.

Premier Biomedical, Inc.

Notes to Financial Statements

The Company recognized interest expense for the years ended December 31, 2016 and 2015, respectively, as follows:

	December 31,	December 31,
	2016	2015

Derivative discounts	$571,183	$130,000
Beneficial conversion feature discounts	-	167,011
Original issue discounts	23,750	21,037
Loan origination costs	57,500	28,750
Total debt discounts	$652,433	$346,798

All of the convertible debentures carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued on the Redwood Notes represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

Note 9 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO.	$10,000	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board.	10,000	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors.	10,000	10,000

Total notes payable, related parties	30,000	30,000
Less: current portion	30,000	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $2,400 and $1,170 for the years ended December 31, 2016 and 2015, respectively related to notes payable, related parties.

Accrued interest of $3,570 was outstanding on these notes as of December 31, 2016.

Note 10 – Derivative Liabilities

As discussed in Note 8 under Convertible Notes Payable, the Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $221,822 and $150,076 at December 31, 2016 and 2015, respectively. The change in fair value of the derivative liabilities resulted in a loss of $26,048 and a loss of $20,076 for the years ended December 31, 2016 and 2015, respectively, which has been reported within other expense in the statements of operations. The loss of $26,048 for the year ended December 31, 2016 consisted of a loss of $12,232 due to the value in excess of the face value of the convertible notes and a net loss in market value of 13,816 on the convertible notes. The loss of $20,076 for the year ended December 31, 2015 consisted of a loss of $14,748 due to the value in excess of the face value of the convertible notes and a net loss in market value of $5,328 on the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2016 and 2015, respectively:

Derivative
Liability
Total
Balance, December 31, 2014	$-
Increase in derivative value due to issuances of convertible promissory notes	144,748
Change in fair market value of derivative liabilities due to the mark to market adjustment	5,328
Debt conversions	-
Balance, December 31, 2015	$150,076
Increase in derivative value due to issuances of convertible promissory notes	583,415
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,816
Debt conversions	(525,485)
Balance, December 31, 2016	$221,822

Premier Biomedical, Inc.

Notes to Financial Statements

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2016 and 2015:

•	Stock price ranging from $0.0435 to $0.0050 during these periods would fluctuate with projected volatility.
•	The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
•	An event of default would occur -0-% of the time, increasing 1% per month to a maximum of 20%.
•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 145% - 385%.
•	The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
•	All notes are assumed to be extended at maturity by 2 years – the time required to convert out this volume of stock.
•	The holders of the securities would automatically convert midway through to maturity on a monthly basis based on ownership and trading volume limitations.
•	A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
•	The monthly trading volume would average $556,020 to $911,155 and would increase at 1% per month.

Note 11 – Commitments and Contingencies

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

Premier Biomedical, Inc.

Notes to Financial Statements

Common Stock Commitments

On May 27, 2016, we entered into a Stock Purchase Agreement with Redwood Management, LLC, pursuant to which we agreed to sell, and Redwood, or its assigns, agreed to purchase, up to Two Million Dollars ($2,000,000) of our common stock. Pursuant to the terms of the Purchase Agreement, we may issue a purchase notice directing Redwood to purchase our common stock at a 20% discount to the lowest sale price of our common stock during the five (5) previous business days and in an amount of the lesser of (i) $150,000 or (ii) 100% of the average daily trading volume of our common stock in the ten (10) business days immediately preceding the date we give notice to Redwood. We may issue multiple purchase notices to Redwood, subject to these limitations, but we may not issue such a purchase notice to Redwood within ten (10) business days of the completion of funding under the prior purchase notice. We must have a registration statement in effect under the Securities Act that covers the resale of any shares of common stock sold to Redwood pursuant to the Purchase Agreement. We issued five purchase notices and received aggregate proceeds of $143,520 pursuant to the issuance of 27,952,890 shares of common stock over various dates between July 21, 2016 and December 13, 2016.

Typenex Judgment

On July 28, 2016, the Third Judicial District Court of Salt Lake County in the State of Utah awarded Typenex Co-Investment, LLC a Default Judgment in the amount of $340,647, pursuant to a dispute over the number of warrants that Typenex was awarded with their convertible note entered into on November 25, 2014. The outstanding judgment award carries an interest rate of 22% until the judgment amount is paid in full. The Company had accrued the potential liability, and on October 10, 2016, we entered into a Warrant Purchase Agreement by and among Redwood Management, LLC, the Company and Typenex. Pursuant to this agreement, Redwood purchased the warrants from Typenex, and Typenex provided a Satisfaction of Judgment and Release of Garnishment to release the Writ of Garnishment Typenex had placed on our transfer agent. Redwood paid installment payments to Typenex in the aggregate amount of $300,000 through November of 2016 to settle the judgment. In conjunction with this transaction, we entered into an Exchange Agreement with Redwood whereby, in exchange for the warrants that Redwood purchased from Typenex, we issued a 10% Convertible Promissory Note to Redwood with a principal amount of $300,000. This settled the dispute with Typenex upon satisfaction of the payments to Typenex over various dates in October and November of 2016, and the warrants were cancelled. A total of $13,141 of interest had been accrued, which together with the $340,647 default judgment, resulted in a gain on extinguishment of $53,788.

Note 12 – Stockholders’ Equity

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

Notes to Financial Statements

Common Stock

The Company has one billion authorized shares of $0.00001 par value Common Stock, as increased pursuant to an amendment to the articles of incorporation on February 9, 2016.

Common Stock Issuances for Debt Conversions (2016)

On various dates between April 6, 2016 and December 22, 2016, the Company issued a total of 152,837,041 shares of common stock pursuant to the conversion of an aggregate of $675,494, consisting of $653,771 of principal and $21,723 of interest, among the Seven Redwood Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Common Stock Issuances on Stock Purchase Agreement (2016)

On December 13, 2016, the Company drew down $25,000 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 6,250,000 shares of common stock pursuant to the Fifth Put Notice.

On November 22, 2016, the Company drew down $25,000 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 6,377,551 shares of common stock pursuant to the Fourth Put Notice.

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

Premier Biomedical, Inc.

Notes to Financial Statements

Common Stock Issuances for Exercise of Common Stock Warrants (2016)

On December 23, 2016, the Company issued 6,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $60.

On December 23, 2016, the Company issued 6,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.00001 per share for total proceeds of $60.

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $40.

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.00001 per share for total proceeds of $40.

On February 10, 2016, the Company issued 2,248,846 shares of common stock pursuant to the cashless exercise of 2,250,000 warrants by the Company’s securities attorney at $0.00001 per share.

Common Stock Issuances for Debt Financing (2016)

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

Common Stock Issuances for Settlement of Accounts Payments, Related Party (2016)

On March 28, 2016, upon the resignation of Richard Najarian as one of the members of our Board of Directors, the Company issued 600,000 shares of common stock to Mr. Najarian in settlement of $13,765 of outstanding expense reimbursements. The total fair value of the common stock was $9,120 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issuances for Services (2016)

On November 14, 2016, we issued 2,626,867 shares of our common stock to a third-party for legal services rendered. The total fair value of the common stock was $11,821 based on the closing price of the Company’s common stock on the date of grant.

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

Premier Biomedical, Inc.

Notes to Financial Statements

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

Note 13 – Series A Convertible Preferred Stock Warrants

Series A Convertible Preferred Stock Warrants Granted

No series A preferred stock warrants were granted during the years ended December 31, 2016 and 2015.

Series A Preferred Stock Warrants Cancelled

No series A preferred stock warrants were cancelled during the years ended December 31, 2016 and 2015.

Series A Preferred Stock Warrants Expired

No series A preferred stock warrants were expired during the years ended December 31, 2016 and 2015.

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

No series A preferred stock warrants were exercised during the year ended December 31, 2015.

No Series A Preferred Stock Warrants were outstanding at December 31, 2016.

The following is a summary of activity of outstanding series A preferred stock warrants:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2014	2,000,000	$0.001
Warrants expired	-	-
Warrants granted	-	-
Warrants exercised	-	-

Balance, December 31, 2015	2,000,000	$0.001
Warrants expired	-	-
Warrants granted	-	-
Warrants exercised	(2,000,000)	(0.001)

Balance, December 31, 2016	-	$-

Exercisable, December 31, 2016	-	$-

Note 14 – Common Stock Warrants

Common Stock Warrants Granted (2015)

On October 7, 2015, the Company granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (1,000,000 shares); Mitchell Felder (1,000,000 shares), Heidi Carl (750,000 shares), John Borza (600,000 shares), Richard Najarian (200,000 shares), and Jay Rosen (200,000 shares). The exercise price of the foregoing warrants is five cents ($0.05) per share. The warrants are exercisable over ten (10) years. The total fair value of the 3,750,000 common stock warrants using the Black-Scholes option-pricing model is $31,109, or $0.0083 per share, based on a volatility rate of 232%, a risk-free interest rate of 1.75% and an expected term of 10 years, and is being amortized over the implied service term, or vesting period, of the warrants. One half of the shares underlying each of the respective warrants vest on June 15, 2016, with the balance vesting on December 15, 2016. In order for the warrants to vest on each of the foregoing dates, however, the holders must be serving in the same capacity on behalf of the Company as he or she was serving on October 21, 2015. The issuance of the warrants was fully approved by our Board of Directors on October 21, 2015, the date a fully executed resolution authorizing the issuance was delivered. The Company recognized a total of $25,030 and $6,079 of professional fee expense during the years ended December 31, 2016 and 2015, respectively.

Premier Biomedical, Inc.

Notes to Financial Statements

On October 7, 2015, we also issued warrants to purchase a total of one million eight hundred thousand (1,800,000) shares of our common stock amongst six members of our Scientific Advisory Board. The exercise price of the foregoing warrants is five cents ($0.05) per share. The warrants are exercisable over ten (10) years. The total fair value of the 1,800,000 common stock warrants using the Black-Scholes option-pricing model is $14,931, or $0.0083 per share, based on a volatility rate of 232%, a risk-free interest rate of 1.75% and an expected term of 10 years. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. One half of the shares underlying each of the respective warrants vest on June 15, 2016, with the balance vesting on December 15, 2016. In order for the warrants to vest on each of the foregoing dates, however, the holders must be serving in the same capacity on behalf of the Company as he or she was serving on October 21, 2015. The issuance of the warrants was fully approved by our Board of Directors on October 21, 2015, the date a fully executed resolution authorizing the issuance was delivered. The Company recognized a total of $14,739 and $14,421 of professional fee expense during the years ended December 31, 2016 and 2015, respectively.

On July 25, 2015, the Company granted cashless common stock warrants to an independent contractor to purchase a total of 500,000 shares of common stock at $0.10 per share for advisory services. The warrants are exercisable over seven (7) years from July 25, 2015. The warrants vest in full on December 1, 2015. The initial estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.0497, was $24,872. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 500,000 common stock warrants using the Black-Scholes option-pricing model was re-measured at $4,720, or $0.0094 per share as of September 30, 2015, based on a volatility rate of 232%, a risk-free interest rate of 1.75% and an expected term of 7 years. The Company recognized a total of $-0- and $11,943 of professional fee expense during the years ended December 31, 2016 and 2015, respectively.

On May 30, 2015, the Company granted cashless common stock warrants to an independent contractor to purchase a total of 500,000 shares of common stock at $0.25 per share for advisory services. The warrants are exercisable over seven (7) years from May 30, 2015. The warrants vest in full on December 1, 2015. The initial estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 199% and a call option value of $0.13751, was $68,756. In accordance with Accounting Standards Codification (“ASC”) 505-50, non-employee stock based compensation awards are re-measured at each period. The total fair value of the 500,000 common stock warrants using the Black-Scholes option-pricing model was re-measured at $4,706, or $0.0094 per share as of September 30, 2015, based on a volatility rate of 232%, a risk-free interest rate of 1.75% and an expected term of 7 years. The Company recognized a total of $-0- and $11,939 of professional fee expense during the years ended December 31, 2016 and 2015, respectively.

Premier Biomedical, Inc.

Notes to Financial Statements

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

The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1166, was $58,301. The vesting period is indeterminate, therefore, the Company recognized the entire $58,301 of stock based compensation expense during the year ended December 31, 2015.

A total of $39,769 and $1,849,169 of warrants were amortized and expensed to professional fees as stock-based compensation during the years ended December 31, 2016 and 2015, respectively, including $25,030 and $1,529,182 during the years ended December 31, 2016 and 2015, respectively, related to warrants issued to related parties.

Common Stock Warrants Cancelled

A total of 351,455 warrants exercisable at the lesser of (i) $0.18, and (ii) 70% of the Market Price, which is the average of the three (3) lowest VWAPs, not less than a fixed floor of $0.0001, during the twenty (20) trading day period ending on the last complete trading day prior to the date the conversion notice is delivered, or 65% if that price is less than $0.10 per share was cancelled during the year ended December 31, 2016 pursuant to the settlement reached with Typenex.

No warrants were cancelled during the year ended December 31, 2015.

Common Stock Warrants Expired

A total of 300,000 and 50,000 warrants exercisable at $0.96 and $0.25 per share expired during years ended December 31, 2016 and 2015, respectively.

Exercise of Common Stock Warrants (2016)

On February 10, 2016, the Company issued 2,248,846 shares of common stock pursuant to the cashless exercise of 2,250,000 warrants by the Company’s securities attorney at $0.00001 per share.

Exercise of Common Stock Warrants, Related Party (2016)

On December 23, 2016, the Company issued 6,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $60.

On December 23, 2016, the Company issued 6,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.00001 per share for total proceeds of $60.

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $40.

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.00001 per share for total proceeds of $40.

Premier Biomedical, Inc.

Notes to Financial Statements

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

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2016.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	30,690,000	4.91 years	$0.24407	30,690,000	$0.24407

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2016	2015

Average risk-free interest rates	N/A	1.75%
Average expected life (in years)	N/A	9.22

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the years ended December 31, 2016 and 2015 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.0784 per warrant granted during the year ended December 31, 2015.

Premier Biomedical, Inc.

Notes to Financial Statements

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2014	50,591,455	$0.1443
Warrants expired	(50,000)	(0.25)
Warrants granted	7,050,000	0.0784
Warrants exercised	(4,000,000)	(0.00001)
Balance, December 31, 2015	53,591,455	$0.1463
Warrants cancelled	(351,455)	(0.18)
Warrants expired	(300,000)	(0.96)
Warrants exercised	(22,250,000)	(0.00001)
Balance, December 31, 2016	30,690,000	$0.24407

Exercisable, December 31, 2016	30,690,000	$0.24407

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2016 and 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2016 and December 31, 2015, the Company had approximately $4,334,000 and $2,663,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$1,516,900	$932,050

Net deferred tax assets before valuation allowance	$1,516,900	$932,050
Less: Valuation allowance	(1,516,900)	(932,050)
Net deferred tax assets	$-	$-

Premier Biomedical, Inc.

Notes to Financial Statements

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015, respectively.

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

Note 16 – Subsequent Events

Securities Purchase Agreement

On March 30, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and each of The Special Equities Group, LLC, RDW Capital LLC, and DiamondRock, LLC (each a “Purchaser” and collectively, the “Purchasers”) to sell our common stock and warrants at a fixed price. Pursuant to the Purchase Agreement, we received from the Purchasers an aggregate of $300,000 in exchange for 40,000,002 shares of our common stock, warrants to purchase up to 40,000,002 shares of our common stock at an exercise price of $0.03 (“Series A Warrants”) and warrants to purchase up to 40,000,002 shares or our common stock at an exercise price of $0.05 (“Series B Warrants”). Both the Series A Warrants and Series B Warrants issued pursuant to the Purchase Agreement are exercisable immediately upon receipt and have a term of three years.

The Purchasers will buy additional shares of our common stock and warrants for $150,000 within five trading days of our filing a registration statement to cover the Purchasers’ shares of common stock purchased pursuant to the Purchase Agreement, including shares of common stock issued or issuable upon exercise of the warrants (the “Second Closing”). Within five trading days of the registration statement being declared effective, we will receive another $150,000 from the Purchasers in exchange for shares or our common stock and warrants (the “Third Closing”).

The per share purchase price of the Second Closing and Third Closing will be the lesser of (i) $0.02, subject to certain adjustments for stock splits and other similar transactions, or (ii) 50% of the closing price on the trading day immediately prior to the date of sale. The total number of shares to be sold in the Second Closing and Third Closing will be determined by dividing the total purchase amount of each closing (i.e., $150,000) by the per share purchase price.

In each of the Second Closing and Third Closing, Series A Warrants and Series B Warrants will be issued to the Purchasers, both in an amount equal to the number of shares of common stock issued in the closing.

The Purchase Agreement limits each Purchaser to beneficial ownership of our common stock of no more than 9.99%. The Purchasers also have certain anti-dilution rights in the Purchase Agreement for a period of 12 months. These rights allow the Purchasers to exchange their shares of common stock received pursuant to the Purchase Agreement for additional shares on the same terms and conditions of a subsequent financing.

Premier Biomedical, Inc.

Notes to Financial Statements

Registration Rights Agreement

On March 30, 2017, we entered into a Registration Rights Agreement with the Purchasers in connection with the Purchase Agreement. In the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of all of the shares of common stock sold to the Purchasers and the shares issuable upon exercise of the Series A Warrants and Series B Warrants. We agreed to file an initial registration statement as promptly as possible and have it declared effective no later than June 28, 2017 (or July 28, 2017 if the registration statement is reviewed by the Securities and Exchange Commission) and keep it continuously effective until the securities are sold or may be sold under Rule 144 of the Securities Act without volume or manner-of-sale restrictions. If all of the securities cannot be registered on one registration statement, we agreed to file subsequent registration statements to register the remaining securities as promptly as allowed.

Common Stock Issuances for Debt Conversions

On various dates between January 10, 2017 and March 13, 2017, the Company issued a total of 142,148,242 shares of common stock pursuant to the conversion of an aggregate of $323,197, consisting of $302,480 of principal and $20,717 of interest, among the Second, Fifth and Seventh Redwood Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances on Stock Purchase Agreement

On February 13, 2017, the Company drew down $8,000 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 2,000,000 shares of common stock pursuant to the Seventh Put Notice.

On January 10, 2017, the Company drew down $10,323 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 3,147,110 shares of common stock pursuant to the Sixth Put Notice.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

William A. Hartman	75	President, Chief Executive Officer, and Director (June 2010)

Dr. Mitchell S. Felder	62	Chairman of the Board of Directors and the Scientific Advisory Board (June 2010)

Heidi H. Carl	46	Chief Financial Officer, Secretary, Treasurer and Director (June 2010)

Dr. Patricio F. Reyes	70	Chief Technology Officer and Director (August 2016)

John S. Borza	62	Vice President and Director (August 2012)

Jay Rosen	61	Director (June 2010)

Ronald T. La Borde	73	Director (September 2016)

William A. Hartman, age 75, is our President and Chief Executive Officer and a member of our Board of Directors. From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc. From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc. From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive. From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984 he was Division Quality Compliance Manager at Ford Motor Company. At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants. He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion. Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 62, is our Chairman of the Board of Directors and our Scientific Advisory Board. Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983. He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology. Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents. Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap. During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist. Dr. Felder is presently an attending neurologist at the William Beaumont Army Medical Center in El Paso, Texas. Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 46, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors. From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc. From June 2007 to May 2009, Ms. Carl was the Product Development Specialist at General Motors Corporation. From May 2006 to May 2007, Ms. Carl was the Associate Marketing Manager at General Motors Corporation. From May 2003 to May 2006, Ms. Carl was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Ms. Carl was the District Area Parts Manager at General Motors Corporation. Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Dr. Patricio F. Reyes, MD, FAAN, age 70, is a board certified neurologist and neuropathologist, has served as the Chief Medical Officer and Board Member of the Retired National Football League Players Association since 2013. Dr. Reyes has been a board member of the Association of Ringside Physicians since 2008 and was previously its Chair of the Education Committee and 2009 Distinguished Educator. Dr. Reyes has worked as a neurologist and neuropathologist for the Phoenix VA Hospital since 2014. Dr. Reyes is the co-founder, Chief Medical Officer and Chair of the Scientific Advisory Board of Yuma Therapeutics, Inc. where he has worked since 2012. He is a Fellow of the American Academy of Neurology and was former Professor of Neurology and Neuropathology at Thomas Jefferson Medical School in Philadelphia, Pennsylvania, and Professor of Neurology, Pathology and Psychiatry at Creighton University School of Medicine in Omaha, Nebraska.

John S. Borza, PE, AVS, age 62, is our Vice President and was appointed to our Board of Directors on August 17, 2012. Mr. Borza is currently the President and Chief Executive Officer of Value Innovation, LLC, a consulting firm focused on value engineering and creative problem solving, where he has served since August 2009. Prior to Value Innovation, Mr. Borza was a Specialist with TRW Automotive from September 2007 to September 2009, and a Director at TRW Automotive from May 1999 to September 2007. Earlier in his career, Mr. Borza worked in R&D for 12 years on a variety of products and technologies in various capacities ranging from Engineer to Chief Engineer, before moving into launch and production support roles. Mr. Borza is an Altshuller Institute certified TRIZ Practitioner, and a SAVE International certified Associate Value Specialist. He is active in the local chapter of SAVE International and currently serves as the chapter Past-President. Mr. Borza holds a BS degree in Electrical Engineering and an MBA from the University of Michigan.

Jay Rosen, age 61, has been a member of our Board of Directors since our inception in June 2010. Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971. He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005. Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start-up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange. Mr. Rosen studied economics and finance at New York University and Columbia University.

Ronald T. La Borde, age 73, was appointed to our Board of Directors in September 2016. Mr. La Borde is the founder and owner of ATS, our partner in the PBPMS joint venture. Ron T. La Borde has been working in the areas of Biotechnology, analytics and diagnostics for over 40 years. He is currently the Owner of RTL Consulting, a consulting business he has been operating since 1990, the Chief Scientific Officer of SD Chem, a diagnostic start-up where he has worked since 2015, and founder of Pure Ratios, a CBD pain relief device company. Ron holds a BS degree in Geochemistry, from San Diego State University. His post-graduate studies were undertaken at San Diego State University and Oregon State University.

During his career, Mr. La Borde has worked for several companies and institutions in various capacities including Research Assistant, Laboratory Manager, Analytical Laboratory Director, Director of Biotechnology, and President. He has done extensive consulting with numerous companies involved in a wide range of businesses and industries.

Mr. La Borde holds four issued patents and four pending patents in the biotechnology field, including one for a novel transdermal delivery system for local pain relief medication.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, only Mr. Rosen is an independent director.

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

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Dr. Mitchell S. Felder	2	3
William A. Hartman	2	3
Dr. Patricio F. Reyes	1	-

Board Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the OTCQB of the OTC Markets. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended December 31, 2016 and 2015, the Board of Directors met approximately on a bi-weekly basis.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William A.	2016 (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hartman, CEO (1)	2015 (2)	-0-	-0-	-0-	8,296	-0-	-0-	-0-	8,296

Heidi H. Carl	2016 (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary/Treasurer (3)	2015 (4)	-0-	-0-	-0-	6,222	-0-	-0-	-0-	6,222

_________________

(1)	Mr. Hartman does not receive a salary for his services as Chief Executive Officer.
(2)	Option awards consist of warrants to purchase 1,600,000 shares of our common stock at an exercise price of $0.25 over seven (7) years from the grant date of November 18, 2014, vesting in two (2) equal tranches, on January 15, 2015 and June 15, 2015, each with the condition that the individual is an employee of or rendering services to the Company on such date.
(3)	Ms. Carl does not receive a salary for her services as Secretary and Treasurer. Ms. Carl received warrants to purchase 70,000 shares of our common stock at an exercise price of $1.45, vesting in two (2) tranches, on January 15, 2013 and June 15, 2013, each with the condition that the individual is an employee of or rendering services to the Company on such date. In order to exercise the warrants, our common stock must reach a closing bid price of Three Dollars ($3.00) per share and remain at or above Three Dollars ($3.00) per share for thirty (30) consecutive trading days prior to exercise.
(4)	Option awards consist of warrants to purchase 1,400,000 shares of our common stock at an exercise price of $0.25 over seven (7) years from the grant date of November 18, 2014, vesting in two (2) equal tranches, on January 15, 2015 and June 15, 2015, each with the condition that the individual is an employee of or rendering services to the Company on such date.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 26, 2017, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership (3)

William A. Hartman (4)(7)	23,755,000	(5)	4.7%	1,000,000	50.0%

Dr. Mitchell S. Felder (4) (11)	23,012,672	(6)	4.6%	1,000,000	50.0%

Heidi H. Carl (4) (7)	3,270,000	(9)	*	-	-

Jay Rosen (4)	1,670,000	(10)	*	-	-

John S. Borza (4)	3,976,000	(8)	*	-	-

Ronald T. La Borde (4) (12)	-		-	-	-

Dr. Patricio Reyes (4) (13)	1,170,000	(14)	*	-	-

RDW Capital LLC (15)	40,000,002	(18)	7.7%	-	-

The Special Equities Group, LLC (16)	40,000,002	(19)	7.7%	-	-

DiamondRock, LLC (17)	40,000,002	(20)	7.7%	-	-

All Officers and Directors as a Group (5 Persons)	56,853,672	(5)(6)(8)(9)(10)(14)	11.0%	2,000,000	100.0%

________

*	Less than 1%
(1)	Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.
(2)	Unless otherwise indicated, based on 491,852,004 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

(4)	Indicates one of our officers or directors.
(5)	Includes 7,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 50,000 shares of common stock that may be acquired at $1.45 per share, 105,000 shares of common stock that may be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,600,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, and 1,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(6)	Includes 3,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 50,000 shares of common stock that may be acquired at $1.45 per share, 105,000 shares of common stock that may be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,600,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, and 1,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(7)	William A. Hartman is the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his daughter.
(8)	Includes 20,000 shares of common stock owned by Mr. Borza’s spouse, 1,050,000 shares of common stock that may be acquired by Mr. Borza at $1.45 per share upon the exercise of warrants, 70,000 shares of common stock that may be acquired at $1.45 per share upon the exercise of warrants if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,200,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, and 600,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(9)	Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, 70,000 shares of common stock that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,400,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, and 750,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(10)	Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, 400,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, and 200,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(11)	Dr. Felder’s address is P.O. Box 1332, Hermitage, PA 16148.
(12)	Mr. La Borde’s address is 13220 Evening Creek Dr. S., Suite 114, San Diego, CA 92128-4103.
(13)	Dr. Reyes’ address is 10618 North Eleventh Place, Phoenix, AZ 85020
(14)	Includes 700,000 shares or the Company’s common stock that may be acquired upon the exercise of warrants at $0.25 per share, and 350,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(15)	RDW Capital LLC’s address is 110 Chestnut Ridge Road #138, Montvale, NJ 07645.
(16)	The Special Equities Group, LLC’s address is 106 Woods Drive, Roslyn, NY 11576.

(17)	DiamondRock, LLC’s address is 321 10th Avenue, Suite 202, San Diego, CA 92101.
(18)	Includes 13,333,334 shares of common stock, 13,333,334 shares of common stock that may be acquired upon the exercise of warrants at $0.03 per share and 13,333,334 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(19)	Includes 13,333,334 shares of common stock, 13,333,334 shares of common stock that may be acquired upon the exercise of warrants at $0.03 per share and 13,333,334 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.
(20)	Includes 13,333,334 shares of common stock, 13,333,334 shares of common stock that may be acquired upon the exercise of warrants at $0.03 per share and 13,333,334 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

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

Joint Venture

On September 13, 2016, we entered into an operating agreement to form a pain management joint venture company with Advanced Technologies Solutions (ATS), a company owned by Ronald T. La Borde, a member of our Board of Directors. The joint venture company, Premier Biomedical Pain Management Solutions, LLC, a Nevada limited liability company (PBPMS), will develop and market natural and cannabis-based generalized, neuropathic, and localized pain relief treatment products. We own 50% of PBPMS and ATS owns the other 50%, with 89% of the profits allocated to us and the remaining 11% of profits allocated to ATS.

The PBPMS operating agreement calls for ATS to enter into a licensing agreement with PBPMS. Upon entering into the license agreement, Mr. La Borde will receive 1,250,000 warrants to purchase our common stock at an exercise price of $0.05 per share.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2015 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Audit Fees (1)	$11,500	$12,350
Audit Related Fee (2)	10,500	9,650
Tax Fees	-	-
All Other Fees	-	-
Total	$22,000	$22,000

(1) Audit fees were principally for audit services.

(2) Audit related fees were principally for work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Of the fees described above for the years ended December 31, 2016 and 2015, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit No.	Description of Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc., as amended

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (1)	Common Stock Purchase Warrant issued to The Lebrecht Group, APLC

10.8 (1)	Promissory Note issued to William A. Hartman dated December 31, 2010

10.9 (1)	Promissory Note issued to Mitchell Felder dated December 31, 2010

10.10 (1)	Promissory Note issued to William A. Hartman dated March 31, 2011

10.11 (1)	Promissory Note issued to Mitchell Felder dated March 31, 2011

10.12 (1)	Form of Warrant Sold in Private Placement

10.13 (3)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC.

10.14 (3)	Frist Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC.

10.15 (4)	Collaboration Agreement with the University of Texas System dated May 9, 2012

10.16 (5)	Employment Agreement with William A. Hartman, dated September 28, 2012

10.17 (6)	Form of Directors and Officers Warrant

10.18 (7)	Form of Directors Stock Purchase Agreement

10.19 (8)	Cooperative Research and Development Agreement with U.S. Army Medical Research and Material Command

10.20 (9)	Securities Purchase Agreement dated August 13, 2013

10.21 (9)	Convertible Promissory Note dated August 13, 2013

10.22 (10)	Form of Directors Bridge Loan Agreement Promissory Note dated November 18, 2013

10.23 (11)	Securities Purchase Agreement dated November 25, 2014

10.24 (11)	Convertible Promissory Note dated November 25, 2014

10.25 (12)	Securities Purchase Agreement dated January 30, 2015

10.26 (12)	Convertible Promissory Note dated January 30, 2015

10.27 (13)	Securities Purchase Agreement dated February 24, 2015

10.28 (13)	Convertible Promissory Note dated February 24, 2015

10.29 (14)	Amendment to Note dated March 4, 2015

10.30 (15)	Patent License Agreement dated March 4, 2015

10.31 (16)	Common Stock Purchase Warrant dated March 20, 2015

10.32 (17)	Amendment No. 1 to Patent License Agreement dated June 19, 2015.

10.33 (18)	Common Stock Purchase Warrant issued to Ryan Fields dated March 30, 2015

10.34 (19)	Consulting Agreement with FBROCCO dated June 23, 2015

10.35 (20)	Convertible Promissory Note dated September 2, 2015

10.36 (21)	Securities Purchase Agreement dated September 3, 2015 with Vis Vires Group, Inc.

10.37 (21)	Convertible Promissory Note dated September 3, 2015 with Vis Vires Group, Inc.

10.38 (22)	Securities Purchase Agreement dated December 28, 2015 with Redwood Management, LLC

10.39 (22)	Convertible Promissory Note dated December 28, 2015 with Redwood Management, LLC

10.40 (22)	Registration Rights Agreement dated December 28, 2015 with Redwood Management, LLC

10.41 (23)	Convertible Promissory Note dated January 8, 2016, with Redwood Fund III Ltd.

10.42 (24)	Convertible Promissory Note dated February 22, 2016 with Redwood Management, LLC

10.43 (25)	First Amendment to Securities Purchase Agreement dated February 22, 2016

10.44 (25)	Second Amendment to Securities Purchase Agreement dated March 7, 2016

10.45 (25)	Convertible Promissory Note dated March 7, 2016 with Redwood Management, LLC

10.46 (26)	Convertible Promissory Note dated March 11, 2016 with Redwood Management, LLC

10.47 (27)	Stock Purchase Agreement dated May 27, 2016 with Redwood Management, LLC

10.48 (27)	Convertible Promissory Note dated May 27, 2016 with Redwood Management, LLC

10.49 (27)	Registration Rights Agreement dated May 27, 2016 with Redwood Management, LLC

10.50 (28)	Warrant Purchase Agreement by and among Typenex Co-Investment, LLC, Redwood Management, LLC and the Company, dated October 10, 2016

10.51 (28)	Exchange Agreement by and between Redwood Management, LLC and Premier Biomedical, Inc., dated October 10, 2016

10.52 (28)	10% Convertible Promissory Note in the principal amount of $300,000, due October 10, 2017, issued to Redwood Management, LLC by the Company, dated October 10, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
 ___________

(1) Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.

(2) Incorporated by reference from our Current Report on Form 8-K dated February 9, 2016, filed with the Commission on February 10, 2016.

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

(26) Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on March 15, 2016.

(27) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 3, 2016.

(28) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on October 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 8, 2017	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 8, 2017	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer and Director

Dated: May 8, 2017	By:	/s/ Heidi H. Carl
Heidi H. Carl
	Its:	Chief Financial Officer, Treasurer and Principal Accounting Officer

Dated: May 8, 2017	By:	/s/ Dr. Mitchell S. Felder
Dr. Mitchell S. Felder,
Director

Dated: May 8, 2017	By:	/s/ Jay Rosen
Jay Rosen,
Director

Dated: May 8, 2017	By:	/s/ John S. Borza
John S. Borza,
Director

