Form 10-Q
period 2017-03-31
PREMIER BIOMEDICAL INC
filed 2017-05-22
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 16, 2017, there were 491,852,004 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

PREMIER BIOMEDICAL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash	$209,885	$22,437
Prepaid expenses	9,508	11,430
Total current assets	219,393	33,867

Property and equipment, net	4,572	5,100

Total assets	$223,965	$38,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$178,443	$220,740
Accounts payable, related parties	52,725	52,489
Accrued interest	-	18,026
Accrued interest, related parties	4,170	3,570
Convertible notes payable, net of discounts of $-0- and $149,456
at March 31, 2017 and December 31, 2016, respectively	-	153,024
Notes payable, related parties	30,000	30,000
Derivative liabilities	5,092,870	221,822
Total current liabilities	5,358,208	699,671

Total liabilities	5,358,208	699,671

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and -0- shares issued and outstanding
at March 31, 2017 and December 31, 2016, respectively	2,000	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 491,852,004 and 304,556,650 shares issued and
outstanding at March 31, 2017 and December 31, 2016, respectively	4,919	3,046
Additional paid in capital	12,753,194	11,899,504
Accumulated deficit	(17,894,356)	(12,565,254)
Total stockholders' equity (deficit)	(5,134,243)	(660,704)

Total liabilities and stockholders' equity (deficit)	$223,965	$38,967

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
		(Restated)
Revenue	$-	$-

Operating expenses:
Research and development	-	10,141
General and administrative	33,059	49,485
Professional fees	41,147	138,448
Total operating expenses	74,206	198,074

Net operating loss	(74,206)	(198,074)

Other income (expense):
Interest expense	(152,747)	(173,287)
Change in derivative liabilities	(5,100,091)	101,329
Equity in losses of investment in joint venture	(2,058)	-
Total other income (expense)	(5,254,896)	(71,958)

Net loss	$(5,329,102)	$(270,032)

Weighted average number of common shares outstanding - basic and fully diluted	401,283,532	86,773,285

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(5,329,102)	$(270,032)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	528	498
Equity in profit of joint venture investment	2,058	-
Change in fair market value of derivative liabilities	5,100,091	(101,329)
Amortization of debt discounts	149,456	151,385
Stock based compensation, related parties	-	6,507
Stock based compensation	-	54,211
Decrease (increase) in assets:
Prepaid expenses	1,922	(6,610)
Increase (decrease) in liabilities:
Accounts payable	(42,297)	(104,843)
Accounts payable, related parties	236	9,642
Accrued interest	2,691	21,301
Accrued interest, related parties	600	600
Net cash used in operating activities	(113,817)	(238,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(3,536)
Investment in joint venture	(2,058)	-
Net cash used in investing activities	(2,058)	(3,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	285,000	-
Proceeds from sale of stock on equity line of credit	18,323	-
Proceeds from exercise of warrants, related party	-	2,000
Proceeds from convertible notes payable	-	332,500
Repayments of convertible notes payable	-	(89,039)
Net cash provided by financing activities	303,323	245,461

NET CHANGE IN CASH	187,448	3,255
CASH AT BEGINNING OF PERIOD	22,437	35,414

CASH AT END OF PERIOD	$209,885	$38,669

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$13,539
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$-	$306,827
Value of derivative adjustment due to debt conversions	$229,043	$-
Value of shares issued for conversion of debt	$323,197	$42,240
Common stock issued for settlement of accounts payable, related party	$-	$13,765
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$-	$22

See accompanying notes to financial statements.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed financial statements of Premier Biomedical, Inc. (“the Company”) have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Statements of Operations. The Company’s carrying value in an equity method Investee company is typically reflected in the caption “Investment in Joint Venture.” in the Company’s Balance Sheets. As of March 31, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

U.S. GAAP considers a change in reporting entity to include “changing specific subsidiaries that make up the group of entities for which consolidated financial statements are presented.” Circumstances may arise where a parent’s controlling financial interest (e.g., generally an ownership interest in excess of 50 percent of the outstanding voting stock) is reduced to a noncontrolling investment that still enables it to exercise significant influence over the operating and financial policies of the investee. A change that results from changed facts and circumstances (such as a partial sale of a subsidiary), where there was only one acceptable method of accounting prior to the change in circumstances (consolidation) and only one acceptable method of accounting after the change (equity method accounting), is not a change in reporting entity and is not be accounted for retrospectively. Accordingly, a change from a controlling interest to a noncontrolling investment accounted for under the equity method is accounted for prospectively from the date of change in control. When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the three months ended March 31, 2017 and 2016, respectively:

	March 31,	March 31,
	2017	2016

Common stock issued for services	$-	$58,800
Warrants issued for services, related parties	-	6,507
Warrants issued for services	-	(4,589)
Total stock based compensation	$-	$60,718

Revenue Recognition

Sales on fixed price contracts are recorded when services are earned, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not occurred. Sales have not yet commenced, other than sales through our joint venture, which our recognized by our joint venture upon shipment of goods, which are paid for at the time of order.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $67,216 and $9,504 for the three months ended March 31, 2017 and 2016, respectively.

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

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $17,894,356, and had negative working capital of ($5,138,815) at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Restatement

The Company is restated its December 31, 2015 financial statements and is restating the interim financial statements for the three months ended March 31, 2016, the six months ended June 30, 2016 and nine months ended September 30, 2016 in order to account for embedded derivatives within the Redwood Notes, rather than beneficial conversion feature discounts. The financial statements will be restated prospectively during 2017.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the March 31, 2016 Restated Balance Sheet:

PREMIER BIOMEDICAL, INC.
BALANCE SHEET

	As Originally
	Reported		As Restated
	March 31,		March 31,
	2016	Adjustments	2016
ASSETS
Current assets:
Cash	$38,669	$-	$38,669
Prepaid expenses	15,776	-	15,776
Total current assets	54,445	-	54,445

Property and equipment, net	6,685	-	6,685

Total assets	$61,130	$-	$61,130

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83,422	$-	$83,422
Accounts payable, related parties	50,545	-	50,545
Accrued interest	15,554	-	15,554
Accrued interest, related parties	1,770	-	1,770
Convertible notes payable, net of discounts of $462,877	178,368	(77,235)	101,133
Notes payable, related parties	30,000	-	30,000
Derivative liabilities	-	355,574	355,574
Total current liabilities	359,659	278,339	637,998

Total liabilities	359,659	278,339	637,998

Commitments and contingencies	-	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 shares issued and outstanding	2,000	-	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 95,179,908 shares issued and outstanding	952	-	952
Additional paid in capital	10,891,465	(404,220)	10,487,245
Accumulated deficit	(11,192,946)	125,881	(11,067,065)
Total stockholders' equity (deficit)	(298,529)	(278,339)	(576,868)

Total liabilities and stockholders' equity (deficit)	$61,130	$-	$61,130

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the March 31, 2016 Restated Statement of Operations:

PREMIER BIOMEDICAL, INC.
STATEMENT OF OPERATIONS

	As Originally
	Reported		As Restated
	March 31,		March 31,
	2016	Adjustments	2016

Revenue	$-	$-	$-

Operating expenses:
Research and development	10,141	-	10,141
General and administrative	494,485	-	494,485
Professional fees	138,448	-	138,448
Total operating expenses	198,074	-	198,074

Net operating loss	(198,074)	-	(198,074)

Other expense:
Interest expense	(217,075)	43,788	(173,287)
Change in derivative liabilities	-	101,329	(205,498)
Total other expenses	(217,075)	145,117	(217,075)

Net loss	$(415,149)	$145,117	$(270,032)

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the March 31, 2016 Restated Statement of Cash Flows:

PREMIER BIOMEDICAL, INC.
STATEMENT OF CASH FLOWS

	As Originally
	Reported		As Restated
	March 31,		March 31,
	2016	Adjustments	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(415,149)	$145,117	$(270,032)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	498	-	498
Change in fair market value of derivative liabilities	-	(101,329)	(101,329)
Amortization of debt discounts	195,173	(43,788)	151,385
Stock based compensation, related parties	6,507	-	6,507
Stock based compensation	54,211	-	54,211
Decrease (increase) in assets:
Prepaid expenses	(6,610)	-	(6,610)
Increase (decrease) in liabilities:
Accounts payable	(104,843)	-	(104,843)
Accounts payable, related parties	9,642	-	9,642
Accrued interest	21,301	-	21,301
Accrued interest, related parties	600	-	600
Net cash used in operating activities	(238,670)	-	(238,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,536)	-	(3,536)
Net cash used in investing activities	(3,536)	-	(3,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	2,000	-	2,000
Proceeds from convertible notes payable	332,500	-	332,500
Repayments from convertible notes payable	(89,039)	-	(89,039)
Net cash provided by financing activities	245,461	-	245,461

NET CHANGE IN CASH	3,255	-	3,255
CASH AT BEGINNING OF PERIOD	35,414	-	35,414

CASH AT END OF PERIOD	$38,669	$-	$38,669

SUPPLEMENTAL INFORMATION:
Interest paid	$13,539	$-	$13,539
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$274,220	$(274,220)	$-
Value of debt discounts	$-	$306,827	$306,827
Value of shares issued for conversion of debt	$42,240	$-	$42,240
Cashless exercise of common stock warrants	$22	$-	$22
Common stock issued for settlement of accounts payable	$13,765	$-	$13,765

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Parties

Accounts Payable

The Company owed $46,016 and $46,016 as of March 31, 2017 and December 31, 2016, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $481 and $306 as of March 31, 2017 and December 31, 2016, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $6,228 and $6,167 as of March 31, 2017 and December 31, 2016, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Accrued interest of $4,170 was outstanding on these notes as of March 31, 2017.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$209,885	$-	$-
Total assets	209,885	-	-
Liabilities
Notes payable, related parties	-	30,000	-
Derivative liabilities	-	-	5,092,870
Total liabilities	-	30,000	5,092,870
	$209,885	$(30,000)	$(5,092,870)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$22,437	$-	$-
Total assets	22,437	-	-
Liabilities
Convertible note payable, net of discounts	-	153,024	-
Notes payable, related parties		30,000	-
Derivative liabilities	-	-	221,822
Total liabilities	-	183,024	221,822
	$22,437	$(183,024)	$(221,822)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2017 or the year ended December 31, 2016.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

PBPMS must enter into separate license agreements with us and ATS for the use of technology previously developed by both companies. Intellectual property developed jointly by the parties will be the property of PBPMS. However, ATS and Mr. LaBorde may develop inventions and intellectual property independently from PBPMS, and such inventions and intellectual property will be the sole property of ATS or Mr. LaBorde. Pursuant to the terms of the PBPMS operating agreement, we will tender 1,250,000 warrants, for the purchase of an equal number of shares of our common stock at a strike price of $0.05, pursuant to the license agreement between ATS and PBPMS. As of Marchr 31, 2017, we had not yet executed the license agreement or issued these warrants.

Our initial capital contribution to PBPMS was $25,000. ATS will contribute (i) technical, labor, manufacturing information and know-how required to produce the initial product, an extended duration topical pain relief patch; (ii) $5,000 worth of primary ingredients; and (iii) $5,000 worth of other materials to produce the initial prototype pain relief patches.

PBPMS is managed by a board of managers (PBPMS Board). Initially, the PBPMS Board consists of William A. Hartman, our President and Chief Executive Officer and member of our Board of Directors, Ronald T. LaBorde, the Founder of ATS and member of our Board of Directors, Dr. Patricio Reyes, our Chief Technology Officer and member of our Board of Directors, and John Borza, our Vice-President and member of our Board of Directors. Decisions of the PBPMS Board require unanimous approval.

The PBPMS operating agreement is subject to other common terms and ownership transfer restrictions, including a right of first refusal; however, we anticipate signing a more detailed and complete operating agreement to better clarify the terms of the joint venture as summarized above. During the three months ending March 31, 2017, we recognized $2,058 of equity in losses from our investment in the joint venture, and our share of the joint venture’s losses have exceeded our investment.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31,	December 31,
	2017	2016

On October 10, 2016, the Company issued a 10% interest bearing; unsecured convertible promissory note with a face value of $300,000 (“Seventh Redwood Note”), which matures on October 10, 2017, pursuant to a Warrant Purchase Agreement by and among Redwood Management, LLC, the Company and Typenex. Pursuant to this agreement, Redwood purchased the warrants from Typenex, and Typenex provided a Satisfaction of Judgment and Release of Garnishment to release the Writ of Garnishment Typenex had placed on our transfer agent. Redwood paid installment payments to Typenex in the aggregate amount of $300,000, which were completed on, or about November 10, 2016. The principal and interest of the Seventh Redwood Note is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. This settled the dispute with Typenex. A total of $308,750, consisting of $300,000 of principal and $8,750 of interest, was converted into 135,596,882 shares of common stock on various dates between November 21, 2016 and February 24, 2017.

	$-	$275,000

On March 11, 2016, the Company received net proceeds of $90,000 in exchange for a 10% interest bearing; unsecured convertible promissory note with a face value of $105,000 (“Fifth Redwood Note”), which matures on December 11, 2016. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to the greater of (i) 60% of the lowest traded price over the 15 days prior to conversion or (ii) a fixed $0.00005 per share. The note carries liquidated damages of $1,000 per day for failure to provide certificates, and compensation for Buy-In on failure to timely deliver certificates. Principal and interest is due upon default at 50% of the lowest traded price over the previous fifteen (15) days, and an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate per applicable law. A total of $120,517, consisting of $105,000 of principal and $15,517 of interest, was converted into an aggregate of 47,820,025 shares of common stock at various dates between November 8, 2016 and March 13, 2017.

	-	27,480

Total convertible notes payable	-	302,480
Less unamortized derivative discounts:	-	149,456
Convertible notes payable	-	153,024
Less: current portion	-	153,024
Convertible notes payable, less current portion	$-	$-

The Company recognized interest expense for the three months ended March 31, 2017 and 2016, respectively, as follows:

	March 31,	March 31,
	2017	2016

Interest on convertible notes	$2,691	$21,302
Interest on related party loans	600	600
Amortization of beneficial conversion feature	-	76,754
Amortization of OID	-	10,832
Amortization of loan origination costs	-	16,512
Derivative discounts	149,456	47,287
Total interest expense	$152,747	$173,287

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31,	December 31,
	2017	2016

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO.	$10,000	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board.	10,000	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors.	10,000	10,000

Total notes payable, related parties	30,000	30,000
Less: current portion	30,000	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $600 and $600 for the three months ended March 31, 2017 and 2016, respectively related to notes payable, related parties.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $5,092,870 and $221,822 at March 31, 2017 and December 31, 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $5,100,091 and a gain of $101,329 for the three months ended March 31, 2017 and 2016, respectively, which has been reported within other expense in the statements of operations. The loss of $5,100,091 for the three months ended March 31, 2017 consisted of a loss of $4,945,782 due to the value attributable to the warrants, a loss of $147,088 in market value of the warrants and a net loss in market value of $7,221 on the convertible notes. The gain of $101,329 for the three months ended March 31, 2016 consisted of a loss of $12,232 due to the value in excess of the face value of the convertible notes and a net gain in market value of $113,561 on the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$150,076
Increase in derivative value due to issuances of convertible promissory notes	583,415
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,816
Debt conversions	(525,485)
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of warrants	4,945,782
Change in fair market value of derivative liabilities due to the mark to market adjustment	154,309
Debt conversions	(229,043)
Balance, March 31, 2017	$5,092,870

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2017:

•	Stock price ranging from $0.0435 to $0.0050 during these periods would fluctuate with projected volatility.
•	The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
•	An event of default would occur -0-% of the time, increasing 1% per month to a maximum of 20%.
•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 145% - 385%.
•	The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
•	All notes are assumed to be extended at maturity by 2 years – the time required to convert out this volume of stock.
•	The holders of the securities would automatically convert midway through to maturity on a monthly basis based on ownership and trading volume limitations.
•	A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
•	The monthly trading volume would average $556,020 to $911,155 and would increase at 1% per month.
•	The stock price would fluctuate with the Company projected volatility using a random sampling (450,000 iterations for each valuation) from a normal distribution. The stock price of the underlying instrument is modelled such that it follows a geometric Brownian motion with constant drift and volatility.
•	The Holder would exercise the warrants after 1 trading day as they become exercisable (at issuance) at target prices of 3 times the projected reset price or higher.
•	Reset events were projected to occur by 12/31/17 and 12/31/18 – the reset provision ends 3/30/19 and the option expires 3/30/20.
•	The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 261.86% - 261.99%.
•	The Holder would exercise the warrant at maturity 3/30/20 if the stock price was above the reset exercise price.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Changes in Stockholders’ Equity (Deficit)

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

Securities Purchase Agreement

On March 30, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and each of The Special Equities Group, LLC, RDW Capital LLC, and DiamondRock, LLC (each a “Purchaser” and collectively, the “Purchasers”) to sell our common stock and warrants at a fixed price. Pursuant to the Purchase Agreement, we received from the Purchasers an aggregate of $300,000, net of $15,000 of offering costs, in exchange for 40,000,002 shares of our common stock, warrants to purchase up to 40,000,002 shares of our common stock at an exercise price of $0.03 (“Series A Warrants”) and warrants to purchase up to 40,000,002 shares or our common stock at an exercise price of $0.05 (“Series B Warrants”). Both the Series A Warrants and Series B Warrants issued pursuant to the Purchase Agreement are exercisable immediately upon receipt and have a term of three years. In addition, the Purchaser is entitled to a one-time price reset on the purchase price of the common stock of each tranche to the lower of (i) $0.02 or (ii) a 50% discount to the average of the three lowest closing prices in the 20 trading days prior to the reset date, which is the earlier of (i) the 7 month anniversary of the closing of each tranche of this transaction or (ii) 20 trading days after the effectiveness of each tranche. The embedded value in this reset provision is disclosed further in Note 10.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2017, and the year ended December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2017, and December 31, 2016, the Company had approximately $4,716,000 and $4,334,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$1,650,600	$1,516,900

Net deferred tax assets before valuation allowance	$1,650,600	$1,516,900
Less: Valuation allowance	(1,650,600)	(1,516,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2017, and December 31, 2016, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2017	2016

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

There were no subsequent events to report through the date of filing.

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

Summary Overview

We are a research-based company that intends to discover and develop medical treatments for humans. We have a three-fold corporate focus: (i) develop and market pain management products, (ii) develop our proprietary Sequential-Dialysis Technique to target cancer, Alzheimer’s disease, ALS, blood sepsis, leukemia and other life-threatening cancers, and (iii) develop our proprietary drug candidate Feldetrex™, a potential treatment for Multiple Sclerosis, Fibromyalgia, Neuropathic Pain and Traumatic Brain Injury.

We have partnered with Advanced Technologies Solutions (ATS) to develop and market natural and cannabis-based generalized, neuropathic and localized pain relief treatment products through a joint venture, Premier Biomedical Pain Management Solutions (PBPMS). We have seen great success in the early stages of this partnership. PBPMS has developed two new products that are now on the market as of February 1, 2017, and PBPMS, has made initial sales of these products. In addition to online sales, we have also established a distribution network consisting of three pharmacies and three chiropractic clinics. We expect distribution of these products to grow rapidly as we find other local pharmacies and clinics to distribute our products. With proof of marketability from the growing sales of PBPMS products, we are seeking to enter into distribution arrangements with several large pharmacy chains that operate in multiple states, and we believe we are close to coming to an agreement with these pharmacy chains.

In addition, we are in the process of negotiating potential partnerships outside the United States to manufacture and market our products worldwide. We expect that these partnerships will make new markets available to us and allow us to rapidly increase our revenues profitability. We hope that through these partnerships our sales will grow rapidly and we will be able to see considerable cost-savings through favorable manufacturing arrangements. In addition to growing the sales of our existing products, we plan to launch at least three new products into the market in 2017.

In the past as we worked through the development of these products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. We appreciate the patience of our faithful shareholders during this period as we were determined to develop and market new, ground-breaking products. As we begin to turn the corner and see the first sales being made, we expect to find stockholder-friendly financing solutions in the future that help us expand our operations, avoid dilution of our shareholders and raise our stock prices. For example, new opportunities have allowed us to cancel the equity line financing we had with Redwood Management, LLC, and we have closed a financing that will give us the capital we need to grow our business in the near future. On March 30, 2017, we raised $300,000 from the Selling Shareholders in a sale of stock and warrants. The Selling Shareholders have also committed to purchase up to another $300,000 upon the registration of the stock and warrants purchased by the investors.

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

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2016 and 2015 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company unless we raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Restatement

The Company restated its December 31, 2015 financial statements and is restating the interim financial statements for the three months ended March 31, 2016, the six months ended June 30, 2016 and nine months ended September 30, 2016 in order to account for embedded derivatives within convertible notes issued to Redwood Management, LLC (the “Redwood Notes”), rather than beneficial conversion feature discounts. The financial statements will be restated prospectively during 2017.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016:

Introduction

We had no revenues for the three months ended March 31, 2017. Our operating expenses were $74,206 for the three months ended March 31, 2017, compared to $198,074 for the three months ended March 31, 2016, a decrease of $123,868, or 62.5%. Our operating expenses consisted mostly of professional fees, and to a lesser extent general and administrative expenses.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months	Three Months
	March 31,	March 31,
	2017	2016
		(Restated)
Revenue	$-	$-

Operating expenses:
Research and development	-	10,141
General and administrative	33,059	49,485
Professional fees	41,147	138,448
Total operating expenses	74,206	198,074

Net operating loss	(74,206)	(198,074)
Other expense	(5,254,896)	(71,958)

Net loss	$(5,329,102)	$(270,032)

Revenues

The Company was established on May 10, 2010, and has no revenues through March 31, 2017 other than initial sales through PBPMS, our joint venture.

Research and Development

Research and development expenses were $-0- for the three months ended March 31, 2017 compared to $10,141 for the three months ended March 31, 2016, a decrease of $10,141, or 100%. The expenses decreased as we cut back on our research efforts with the University of Texas and looked for more sustainable research options. We are currently focused on developing our pain management products through PBPMS.

General and Administrative

General and administrative expenses were $33,059 for the three months ended March 31, 2017, compared to $49,485 for the three months ended March 31, 2016, a decrease of $16,426, or 33.2%. The decrease was primarily due to decreased investor relations expenses.

Professional Fees

Professional fees expense was $41,147 for the three months ended March 31, 2017, compared to $138,448 for the three months ended March 31, 2016, an increase of $97,301, or 70.3%. Amounts for the three months ended March 31, 2017 consist of legal and, accounting and auditing services. For the three months ended March 31, 2017. Comparably, for the three months ended March 31, 2016, legal, consulting and accounting and auditing services totaled $77,730, in addition to $60,718 of stock based compensation issued for consulting services, consisting of $6,507 of amortization expense on warrants issued to officers and directors, ($4,589) of amortization expense on warrants issued to consultants and $58,800 of common stock issued for services rendered.

Net Operating Loss

Net operating loss was $74,206 for the three months ended March 31, 2017, compared to $198,074 for the three months ended March 31, 2016, a decrease of $123,868, or 62.5%. Net operating loss decreased for the three month period, as set forth above, primarily due to a decrease in research and development, investor relations expenses and compensation related to stock-based issuances for professional fees.

Other Expense

Other expense was $5,254,896 for the three months ended March 31, 2017, compared to $71,958 for the three months ended March 31, 2016, an increase of $5,182,938, or 7,203%. Other expense consisted primarily of interest expense of $152,747, a loss of $4,945,782 due to the value attributable to the warrants, a loss of $147,088 in market value of the warrants and a net loss in market value of $7,221 on the convertible notes, as well as $2,058 of losses in our investment in the PBPMS joint venture for the three months ended March 31, 2017. The other expense of $71,958 for the three months ended March 31, 2016 consisted of $173,287 of interest expense and a loss of $12,232 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $113,561 on the convertible notes.

Net Loss

Net loss for the three months ended March 31, 2017, was $5,329,102 or ($0.01) per share, compared to $270,032 or ($0.00) per share for the three months ended March 31, 2016. Net loss increased for the three month period, as set forth above, primarily due to increased costs on our derivative liabilities of $5,201,420 on a net basis against the related gain in the comparative period, offset by a decrease in the issuance of stock based compensation and a decrease in research and development expenses.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2017, we had negative operating cash flows. Our cash on hand as of March 31, 2017 was $209,885, which was derived from the sale of stock and warrants to three investors. Our monthly cash flow burn rate for 2016 was approximately $40,500, and our monthly burn rate through the three months ended March 31, 2016 was approximately $38,000. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

On March 30, 2017, we entered into a Securities Purchase Agreement with three investors and raised $300,000 through the sale of stock and warrants. These same investors have also committed to purchase up to another $150,000 of common stock and warrants within five days of the filing of a registration statement to register their shares of common stock. This registration statement was filed on May 18, 2017 and we expect to close this second tranche shortly. The investors will purchase another $150,000 of common stock and warrants within seven days of the effective date of the registration statement. We expect these sales of common stock and warrants to finance our operations for the next several months as we seek to recognize revenues from our new pain management products.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2017 and December 31, 2016, respectively, are as follows:

	March 31,	December 31,
	2017	2016	Change

Cash	$209,885	$22,437	$187,448
Total Current Assets	219,393	33,867	185,526
Total Assets	223,965	38,967	184,998
Total Current Liabilities	5,358,208	699,671	4,658,537
Total Liabilities	$5,358,208	$699,671	$4,358,537

Our cash and total current assets increased because of our recently completed sale of stock and warrants to three investors. Our total current liabilities increased primarily due to the recognition of derivative liabilities related to these investments at March 31, 2017. Our working capital deficit increased from $665,804 to $5,138,815, and our stockholders’ deficit increased by $4,473,539 to $5,134,243.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2017 was $209,885. Based on our lack of revenues and current monthly burn rate of approximately $38,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(113,817) for the three months ended March 31, 2017, compared to $(238,670) for the three months ended March 31, 2016. For the three months ended March 31, 2017, the net cash consisted primarily of our net loss of $(5,329,102), offset primarily by change in fair market of derivative liabilities of $5,100,091 and amortization of debt discount of $149,456. Our accounts payable decreased by $42,297. For the three months ended March 31, 2016, the net cash used in operating activities consisted primarily of our net loss of $(270,032) and change in fair market of derivative liabilities of ($101,329), offset primarily by amortization of debt discount of $151,385, stock based compensation of $60,718, and an increase in accrued interest of $21,301. Our accounts payable decreased by $104,843 during the three months ended March 31, 2016.

Investments

We had $2,058 net cash used in investing activities for the three months ended March 31, 2017, related to our investment in PBPMS, and $3,536 net cash used in investing activities for the three months ended March 31, 2016, related to purchases of property and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2017 was $303,323, compared to $245,461 for the three months ended March 31, 2016, which consisted primarily of proceeds from the sale of stock of $285,000 and proceeds of $18,323 from sales of stock pursuant to our equity line of credit with Redwood Management, LLC.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as listed below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended March 31, 2017.

On May 27, 2016 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Redwood Management, LLC (“Redwood”), which provides that upon the terms and subject to the conditions set forth therein, Redwood is committed to purchase up to an aggregate of $2.0 million of our shares of common stock over the 36-month term of the Purchase Agreement.

On January 4, 2017, we issued 3,147,110 shares of common stock to Redwood for $10,323 pursuant to the Purchase Agreement.

On March 28, 2017, we agreed with Redwood to terminate the Purchase Agreement.

The issuance of the shares was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) under the Securities Act of 1933, as amended. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

4.1 (1)	Form of Series A Common Stock Purchase Warrant

4.2 (1)	Form of Series B Common Stock Purchase Warrant

10.1 (1)	Form of Securities Purchase Agreement

10.2 (1)	Form of Registration Rights Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

(1) Incorporated by reference from our Registration Statement on Form S-1 dated May 18, 2017, filed with the Commission on May 18, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 22, 2017		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer

