Form 10-Q/A
period 2017-03-31
PREMIER BIOMEDICAL INC
filed 2017-05-23
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Premier Biomedical, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 22, 2017. We are filing this Amendment to update Part II, Item 6 and provide certain XBRL data files as exhibits to the Form 10-Q.

Except as set forth in Part II, Item 6 below and in any exhibits attached hereto, no other changes are made to the Form 10-Q. The Form 10-Q continues to speak as of May 22, 2017. Unless expressly stated, this Amendment does not reflect events occurring after May 22, 2017, nor does it modify or update in any way the disclosures contained in the Form 10-Q.

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
_________________

(1) Incorporated by reference from our Registration Statement on Form S-1 dated May 18, 2017, filed with the Commission on May 18, 2017.

(2) Previously filed.

31

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 23, 2017		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer

32