Form 10-Q
period 2017-06-30
PREMIER BIOMEDICAL INC
filed 2017-08-21
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

As of August 17, 2017, there were 522,155,037 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$125,341	$22,437
Other current assets	141,521	11,430
Total current assets	266,862	33,867

Property and equipment, net	6,603	5,100

Total assets	$273,465	$38,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$163,087	$220,740
Accounts payable, related parties	53,436	52,489
Accrued interest	-	18,026
Accrued interest, related parties	4,770	3,570
Convertible notes payable, net of discounts of $-0- and $149,456
at June 30, 2017 and December 31, 2016, respectively	-	153,024
Notes payable, related parties	30,000	30,000
Derivative liabilities	6,253,880	221,822
Total current liabilities	6,505,173	699,671

Total liabilities	6,505,173	699,671

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and -0- shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively	2,000	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 522,155,037 and 304,556,650 shares issued and
outstanding at June 30, 2017 and December 31, 2016, respectively	5,222	3,046
Additional paid in capital	12,902,891	11,899,504
Accumulated deficit	(19,141,821)	(12,565,254)
Total stockholders' equity (deficit)	(6,231,708)	(660,704)

Total liabilities and stockholders' equity (deficit)	$273,465	$38,967

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	-	49,545	-	59,686
General and administrative	40,246	41,981	73,305	91,466
Professional fees	45,609	87,511	86,756	225,959
Total operating expenses	85,855	179,037	160,061	377,111

Net operating loss	(85,855)	(179,037)	(160,061)	(377,111)

Other income (expense):
Interest expense	(600)	(235,524)	(153,347)	(408,811)
Other expense	-	(340,647)	-	(340,647)
Change in derivative liabilities	(1,161,010)	(189,191)	(6,261,101)	(87,862)
Equity in losses of investment in joint venture	-	-	(2,058)	-
Total other income (expense)	(1,161,610)	(765,362)	(6,416,506)	(837,320)

Net loss	$(1,247,465)	$(944,399)	$(6,576,567)	$(1,214,431)

Weighted average number of common shares
outstanding - basic and fully diluted	502,175,015	115,678,161	452,007,980	101,225,723

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(6,576,567)	$(1,214,431)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,191	1,026
Equity in profit of joint venture investment	2,058	-
Change in fair market value of derivative liabilities	6,261,101	87,862
Amortization of debt discounts	149,456	372,563
Stock based compensation, related parties	-	13,014
Stock based compensation	-	75,866
Decrease (increase) in assets:
Other current assets	(130,091)	(2,379)
Increase (decrease) in liabilities:
Accounts payable	(57,653)	(44,562)
Accounts payable, related parties	947	10,395
Accrued interest	2,691	35,048
Accrued interest, related parties	1,200	1,200
Judgment payable	-	340,647
Net cash used in operating activities	(345,667)	(323,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,694)	(3,536)
Investment in joint venture	(2,058)	-
Net cash used in investing activities	(4,752)	(3,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	435,000	-
Proceeds from sale of stock on equity line of credit	18,323	-
Proceeds from exercise of warrants, related party	-	2,000
Proceeds from convertible notes payable	-	417,500
Repayments of convertible notes payable	-	(89,039)
Net cash provided by financing activities	453,323	330,461

NET CHANGE IN CASH	102,904	3,174
CASH AT BEGINNING OF PERIOD	22,437	35,414

CASH AT END OF PERIOD	$125,341	$38,588

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$13,539
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of derivative adjustment due to debt conversions	$229,043	$110,583
Value of shares issued for conversion of debt	$323,197	$200,338
Common stock issued for settlement of accounts payable, related party	$-	$13,765
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$-	$22

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Statements of Operations. The Company’s carrying value in an equity method Investee company is typically reflected in the caption “Investment in Joint Venture.” in the Company’s Balance Sheets. As of June 30, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the six months ended June 30, 2017 and 2016, respectively:

	June 30,	June 30,
	2017	2016

Common stock issued for services	$-	$58,800
Warrants issued for services, related parties	-	13,014
Warrants issued for services	-	17,066
Total stock based compensation	$-	$88,880

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $25,413 and $51,710 for the six months ended June 30, 2017 and 2016, respectively.

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

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $19,141,821, and had negative working capital of ($6,238,311) at June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the June 30, 2016 Restated Balance Sheet:

PREMIER BIOMEDICAL, INC.
BALANCE SHEET

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2016	Adjustments	2016
ASSETS

Current assets:
Cash	$38,588	$-	$38,588
Prepaid expenses	11,545	-	11,545
Total current assets	50,133	-	50,133

Property and equipment, net	6,157	-	6,157

Total assets	$56,290	$-	$56,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$143,703	$-	$143,703
Accounts payable, related parties	51,298	-	51,298
Accrued interest	22,079	-	22,079
Accrued interest, related parties	2,370	-	2,370
Judgment payable	340,647	-	340,647
Convertible notes payable, net of discounts of $334,869	210,548	(27,283)	183,265
Notes payable, related parties	30,000	-	30,000
Derivative liabilities	-	507,352	507,352
Total current liabilities	800,645	480,069	1,280,714

Total liabilities	800,645	480,069	1,280,714

Commitments and contingencies	-	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	-	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 125,714,852 shares issued and outstanding	1,257	-	1,257
Additional paid in capital	11,167,420	(383,637)	10,783,783
Accumulated deficit	(11,915,032)	(96,432)	(12,011,464)
Total stockholders' equity (deficit)	(744,355)	(480,069)	(1,224,424)

Total liabilities and stockholders' equity (deficit)	$56,290	$-	$56,290

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the Six Months Ended June 30, 2016 Restated Statement of Operations:

PREMIER BIOMEDICAL, INC.
STATEMENT OF OPERATIONS

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2016	Adjustments	2016

Revenue	$-	$-	$-

Operating expenses:
Research and development	59,686	-	59,686
General and administrative	91,466	-	91,466
Professional fees	225,959	-	225,959
Total operating expenses	377,111	-	377,111

Net operating loss	(377,111)	-	(377,111)

Other expense:
Interest expense	(419,477)	10,666	(408,811)
Other expense	(340,647)	-	(340,647)
Change in derivative liabilities	-	(87,862)	(87,862)
Total other expenses	(760,124)	(77,196)	(837,320)

Net loss	$(1,137,235)	$(77,196)	$(1,214,431)

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the Three Months Ended June 30, 2016 Restated Statement of Operations:

PREMIER BIOMEDICAL, INC.
STATEMENT OF OPERATIONS

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2016	Adjustments	2016

Revenue	$-	$-	$-

Operating expenses:
Research and development	49,545	-	49,545
General and administrative	41,981	-	41,981
Professional fees	87,511	-	87,511
Total operating expenses	179,037	-	179,037

Net operating loss	(179,037)	-	(179,037)

Other expense:
Interest expense	(202,402)	(33,122)	(235,524)
Other expense	(340,647)	-	(340,647)
Change in derivative liabilities	-	(189,191)	(189,191)
Total other expenses	(543,049)	(222,313)	(765,362)

Net loss	$(722,086)	$(222,313)	$(944,399)

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the June 30, 2016 Restated Statement of Cash Flows:

PREMIER BIOMEDICAL, INC.
STATEMENT OF CASH FLOWS

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2016	Adjustments	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,137,235)	$(77,196)	$(1,214,431)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,026	-	1,026
Change in fair market value of derivative liabilities	-	87,862	87,862
Amortization of debt discounts	383,229	(10,666)	372,563
Stock based compensation, related parties	13,014	-	13,014
Stock based compensation	75,866	-	75,866
Decrease (increase) in assets:
Prepaid expenses	(2,379)	-	(2,379)
Increase (decrease) in liabilities:
Accounts payable	(44,562)	-	(44,562)
Accounts payable, related parties	10,395	-	10,395
Accrued interest	35,048	-	35,048
Accrued interest, related parties	1,200	-	1,200
Judgment payable	340,647	-	340,647
Net cash used in operating activities	(323,751)	-	(323,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,536)	-	(3,536)
Net cash used in investing activities	(3,536)	-	(3,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	2,000	-	2,000
Proceeds from convertible notes payable	417,500	-	417,500
Repayments from convertible notes payable	(89,039)	-	(89,039)
Net cash provided by financing activities	330,461	-	330,461

NET CHANGE IN CASH	3,174	-	3,174
CASH AT BEGINNING OF PERIOD	35,414	-	35,414

CASH AT END OF PERIOD	$38,588	$-	$38,588

SUPPLEMENTAL INFORMATION:
Interest paid	$13,539	$-	$13,539
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$364,220	$(364,220)	$-
Value of debt discounts	$-	$110,583	$110,583
Value of shares issued for conversion of debt	$200,338	$-	$200,338
Cashless exercise of common stock warrants	$22	$-	$22
Common stock issued for settlement of accounts payable	$13,765	$-	$13,765

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Parties

Other Receivable

The Company advanced a total of $48,778 to its joint venture partner, Premier Biomedical Pain Management Solutions, LLC, as of June 30, 2017. The advance was subsequently repaid on July 5, 2017.

Accounts Payable

The Company owed $46,016 and $46,016 as of June 30, 2017 and December 31, 2016, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $1,192 and $306 as of June 30, 2017 and December 31, 2016, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $6,228 and $6,167 as of June 30, 2017 and December 31, 2016, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Accrued interest of $4,770 was outstanding on these notes as of June 30, 2017.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$125,341	$-	$-
Total assets	125,341	-	-
Liabilities
Notes payable, related parties	-	30,000	-
Derivative liabilities	-	-	6,253,880
Total liabilities	-	30,000	6,253,880
	$125,341	$(30,000)	$(6,253,880)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$22,437	$-	$-
Total assets	22,437	-	-
Liabilities
Convertible note payable, net of discounts	-	153,024	-
Notes payable, related parties		30,000	-
Derivative liabilities	-	-	221,822
Total liabilities	-	183,024	221,822
	$22,437	$(183,024)	$(221,822)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2017 or the year ended December 31, 2016.

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

PBPMS must enter into separate license agreements with us and ATS for the use of technology previously developed by both companies. Intellectual property developed jointly by the parties will be the property of PBPMS. However, ATS and Mr. LaBorde may develop inventions and intellectual property independently from PBPMS, and such inventions and intellectual property will be the sole property of ATS or Mr. LaBorde. Pursuant to the terms of the PBPMS operating agreement, we will tender 1,250,000 warrants, for the purchase of an equal number of shares of our common stock at a strike price of $0.05, pursuant to the license agreement between ATS and PBPMS. As of June 30, 2017, we had not yet executed the license agreement or issued these warrants, and on July 5, 2017, we informed ATS that we have opted to terminate the joint venture company agreement.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The PBPMS operating agreement is subject to other common terms and ownership transfer restrictions, including a right of first refusal; however, we anticipate signing a more detailed and complete operating agreement to better clarify the terms of the joint venture as summarized above. During the six months ending June 30, 2017, we recognized $2,058 of equity in losses from our investment in the joint venture, and our share of the joint venture’s losses have exceeded our investment.

Note 8 – Other Current Assets

Other current assets included the following as of June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
	2017	2016
Deposit on inventory purchase	$52,100	$-
Other receivable, related party	48,778	-
Prepaid expenses	17,743	11,430
	$141,521	$11,430

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Convertible Notes Payable

Convertible notes payable consist of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
	2017	2016

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

	-	27,480

Total convertible notes payable	-	302,480
Less unamortized derivative discounts:	-	149,456
Convertible notes payable	-	153,024
Less: current portion	-	153,024
Convertible notes payable, less current portion	$-	$-

The Company recognized interest expense for the six months ended June 30, 2017 and 2016, respectively, as follows:

	June 30,	June 30,
	2017	2016

Interest on convertible notes	$2,691	$35,048
Interest on related party loans	1,200	1,200
Amortization of beneficial conversion feature	-	81,648
Amortization of OID	-	20,647
Amortization of loan origination costs	-	44,811
Derivative discounts	149,456	225,457
Total interest expense	$153,347	$408,811

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
	2017	2016

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO.	$10,000	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board.	10,000	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors.	10,000	10,000

Total notes payable, related parties	30,000	30,000
Less: current portion	30,000	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $1,200 and $1,200 for the six months ended June 30, 2017 and 2016, respectively related to notes payable, related parties.

Note 11 – Derivative Liabilities

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $6,253,880 and $221,822 at June 30, 2017 and December 31, 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $6,261,101 and a gain of $87,892 for the six months ended June 30, 2017 and 2016, respectively, which has been reported within other expense in the statements of operations. The loss of $6,261,101 for the six months ended June 30, 2017 consisted of a loss of $7,103,444 due to the value attributable to the warrants, a gain of $849,564 in market value of the warrants and a net loss in market value of $7,221 on the convertible notes. The loss of $87,862 for the six months ended June 30, 2016 consisted of a loss of $12,232 due to the value in excess of the face value of the convertible notes and a net loss in market value of $75,630 on the convertible notes.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$150,076
Increase in derivative value due to issuances of convertible promissory notes	583,415
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,816
Debt conversions	(525,485)
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of warrants	7,103,444
Change in fair market value of derivative liabilities due to the mark to market adjustment	(842,343)
Debt conversions	(229,043)
Balance, June 30, 2017	$6,253,880

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2017:

•	Stock price ranging from $0.0435 to $0.0050 during these periods would fluctuate with projected volatility.
•	The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
•	An event of default would occur -0-% of the time, increasing 1% per month to a maximum of 20%.
•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 145% - 385%.
•	The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
•	All notes are assumed to be extended at maturity by 2 years – the time required to convert out this volume of stock.
•	The holders of the securities would automatically convert midway through to maturity on a monthly basis based on ownership and trading volume limitations.
•	A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
•	The monthly trading volume would average $556,020 to $911,155 and would increase at 1% per month.
•	The stock price would fluctuate with the Company projected volatility using a random sampling (450,000 iterations for each valuation) from a normal distribution. The stock price of the underlying instrument is modelled such that it follows a geometric Brownian motion with constant drift and volatility.
•	The Holder would exercise the warrants after 1 trading day as they become exercisable (at issuance) at target prices of 3 times the projected reset price or higher.
•	Reset events were projected to occur by 12/31/17 and 12/31/18 – the reset provision ends 3/30/19 and the option expires 3/30/20.
•	The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 261.86% - 261.99%.
•	The Holder would exercise the warrant at maturity 3/30/20 if the stock price was above the reset exercise price.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Commitments and Contingencies

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

Note 13 – Changes in Stockholders’ Equity (Deficit)

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

On May 30, 2017, the Purchasers bought additional shares of our common stock and warrants for $150,000 (the “Second Closing”), in exchange for 30,303,033 shares of our common stock, warrants to purchase up to 30,303,033 shares of our common stock at an exercise price of $0.03 (“Series A Warrants”) and warrants to purchase up to 30,303,033 shares or our common stock at an exercise price of $0.05 (“Series B Warrants”). Both the Series A Warrants and Series B Warrants issued pursuant to the Purchase Agreement are exercisable immediately upon receipt and have a term of three years.

The per share purchase price of the Second Closing was the lesser of (i) $0.02, subject to certain adjustments for stock splits and other similar transactions, or (ii) 50% of the closing price on the trading day immediately prior to the date of sale. The total number of shares to be sold in the Second Closing were determined by dividing the total purchase amount of each closing (i.e., $150,000) by the per share purchase price.

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

On August 8, 2017, the Company and each of the three Purchasers also entered into exchange agreements whereby the Purchasers exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (aggregate $150,000) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

Registration Rights Agreement

On March 30, 2017, we entered into a Registration Rights Agreement with the Purchasers in connection with the Purchase Agreement. In the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of all of the shares of common stock sold to the Purchasers and the shares issuable upon exercise of the Series A Warrants and Series B Warrants. We agreed to file an initial registration statement as promptly as possible and have it declared effective no later than June 28, 2017 (or July 28, 2017 if the registration statement was reviewed by the Securities and Exchange Commission) and keep it continuously effective until the securities are sold or may be sold under Rule 144 of the Securities Act without volume or manner-of-sale restrictions. If all of the securities cannot be registered on one registration statement, we agreed to file subsequent registration statements to register the remaining securities as promptly as allowed. The registration statement was subsequently withdrawn on July 24, 2017 and the Purchase Agreement was amended on August 8, 2017 to change the terms of the third closing to an aggregate of $150,000 of convertible notes, bearing interest at 8%, convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

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

Note 14 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2017, and the year ended December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2017, and December 31, 2016, the Company had approximately $4,656,000 and $4,334,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$1,629,600	$1,516,900

Net deferred tax assets before valuation allowance	$1,629,600	$1,516,900
Less: Valuation allowance	(1,629,600)	(1,516,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2017, and December 31, 2016, respectively.

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

Note 15 – Subsequent Events

Convertible Notes Exchanged for Previously Issued Shares of Common Stock and Warrants

On August 8, 2017, the Company and each of the three Purchasers entered into exchange agreements whereby the Purchasers exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (aggregate $150,000) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

Termination of Joint Ventue

On July 5, 2017, we informed Advanced Technologies Solutions (ATS), owned by Ronald T. La Borde, a member of our Board of Directors, that we have opted to terminate the joint venture company agreement.

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

Summary Overview

We are a research-based company that intends to discover and develop medical treatments for humans. We have a three-fold corporate focus: (i) develop and market pain management products, (ii) develop our proprietary Sequential-Dialysis Technique to target cancer Alzheimer’s disease, ALS, blood sepsis, leukemia and other life-threatening cancers, and (iii) develop our proprietary drug candidate Feldetrex™, a potential treatment for Multiple Sclerosis, Fibromyalgia, Neuropathic Pain and Traumatic Brain Injury. Our focus recently has been on our pain management products. We are engaged in several discussions to find a suitable partner to work with us on the anti-cancer drug development.

In September 2016, we partnered with Advanced Technologies Solutions (ATS) to develop and market natural and cannabis-based generalized, neuropathic and localized pain relief treatment products through a joint venture, Premier Biomedical Pain Management Solutions (PBPMS). PBPMS developed two new products that were introduced into the market as of February 1, 2017, and PBPMS, made initial sales of these products during the first quarter. However, because we were unable to produce the product at the volumes we desired, we terminated our joint venture with ATS. We recently engaged another manufacturer who we believe can produce our products more efficiently and provide the highest levels of quality control.

We are working with Amazon to further expand the sales we are getting from our website, www.painreliefmeds.com. In addition to online sales, we have also established a distribution network consisting of three pharmacies and three chiropractic clinics. We expect distribution of these products to grow rapidly as we find other local pharmacies and clinics to distribute our products. With proof of marketability from the initial sales of products, we are seeking to enter into distribution arrangements with several large pharmacy chains that operate in multiple states, and we believe we are close to coming to an agreement with these pharmacy chains.

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

Initial feedback from our pain management products has been promising. Customers indicate that they were able to achieve pain relief from our products and stop the use of opioid painkillers. Public awareness of the harmful side effects of opioid painkillers has grown significantly, and many states have initiated litigation against drug makers claiming they misrepresented the risks of opioid painkillers.[1] As patients seek to cut back their use of opioid painkillers and look for alternatives, we believe demand for our products will see a significant increase. We intend to petition national insurance agencies to urge them to consider covering the use of our all-natural pain relief products as a safe alternative to opioid painkillers.

In the past as we worked through the development of these products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. We appreciate the patience of our faithful shareholders during this period as we were determined to develop and market new, ground-breaking products. As we begin to turn the corner and see the first sales being made, we expect to find stockholder-friendly financing solutions in the future that help us expand our operations, avoid dilution of our shareholders and raise our stock prices. For example, new opportunities have allowed us to cancel the equity line financing we had with Redwood Management, LLC, and we have closed a financing that will give us the capital we need to grow our business in the near future. On March 30, 2017, we raised $300,000 from the Selling Shareholders in a sale of stock and warrants. On May 30, 2017 we raised $150,000 from the Selling Shareholders in a sale of stock and warrants. The Selling Shareholders have also committed to invest another $150,000 through convertible notes upon the registration of the common stock underlying the warrants and convertible notes purchased by the investors.

As of the date hereof, with the exception of the convertible notes held by the Selling Shareholders, we have repaid our convertible debt, and we expect to move forward with financing that will be more favorable to investors as we begin to grow our revenues. While we have begun to generate revenues with the products we have launched in the first quarter of 2017, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions. Therefore, we expect to finance the company through the issuance of securities that are more favorable to our current investors, such as issuing warrants with fixed exercise prices above the market price on the date of issuance.

Through 2017, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains and international partners.

_______________

1 See Oklahoma Sues Opioid Drugmakers; New Hampshire Presses Epidemic Probe, by Heide Brandes and Nate Raymond, Reuters, available at https://www.reuters.com/article/us-oklahoma-drugs-idUSKBN19L2HJ.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Introduction

We had no revenues for the three and six months ended June 30, 2017 or June 30, 2016. Our operating expenses were $85,855 and $160,061, respectively, for the three and six months ended June 30, 2017, compared to $179,037 and $377,111, respectively, for the three and six months ended June 30, 2016, a decrease of $93,182 and $217,050, or 52% and 58%, respectively. Our operating expenses consisted mostly of professional fees, and to a lesser extent general and administrative expenses and research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30	June 30
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	-	49,545	-	59,686
General and administrative	40,246	41,981	73,305	91,466
Professional fees	45,609	87,511	86,756	225,959
Total operating expenses	85,855	179,037	160,061	377,111

Net operating loss	(85,855)	(179,037)	(160,061)	(377,111)
Other expense	(1,161,610)	(765,362)	(6,416,506)	(837,320)

Net loss	$(1,247,465)	$(944,399)	$(6,576,567)	$(1,214,431)

Revenues

The Company was established on May 10, 2010, and has no revenues to date.

Research and Development

We had no research and development expenses for the three and six months ended June 30, 2017, compared to $49,545 and $59,686 for the three and six months ended June 30, 2016. The expenses decreased because we slowed our efforts when our cash flow would not permit it and as we shifted our focus to our pain management products.

General and Administrative

General and administrative expenses were $40,246 and $73,305, respectively, for the three and six months ended June 30, 2017, compared to $41,981 and $91,466, respectively, for the three and six months ended June 30, 2016, a decrease of $1,735 and $18,161, or 4% and 20%, respectively. The decrease was primarily due to decreased advertising and investor relations expenses.

Professional Fees

Professional fees expense was $45,609 and $86,756, respectively, for the three and six months ended June 30, 2017, compared to $87,511 and $225,959 , respectively, for the three and six months ended June 30, 2016, a decrease of $41,902 and $139,203, or 48% and 62%, respectively. Amounts for the three and six months ended June 30, 2017 consist primarily of legal and, accounting and auditing services. Amounts for the comparable six months ended June 30, 2016 include $88,880 of non-cash stock based compensation paid to consultants and management, $13,014 of amortization expense on warrants issued to officers and directors, $17,066 of amortization expense on warrants issued to consultants and $58,800 of common stock issued for services rendered.

Net Operating Loss

Net operating loss was $85,855 and $160,061, respectively, for the three and six months ended June 30, 2017, compared to $179,037 and $377,111, respectively, for the three and months ended June 30, 2016, a decrease of $93,182 and $217,050, or 52% and 58%, respectively. Net operating loss decreased, as set forth above, primarily due to a decrease in research and development expenses and compensation related to stock issuances for professional fees.

Other Expense

Other expense was $1,161,610 and $6,416,506, respectively, for the three and six months ended June 30, 2017, compared to $765,362 and $837,320, respectively, for the three and six months ended June 30, 2016, an increase of $396,248 and $5,579,186, or 52% and 666%, respectively. Other expense for the three months ended June 30, 2017 consisted of interest expense of $600 and a loss of $1,161,610 in market value of the warrants. The other expense of $71,958 for the three months ended June 30, 2016 consisted of $235,524 of interest expense, a loss of $189,191 in market value on the convertible notes and a default judgment entered against us of $340,647.

Net Loss

Net loss for the three and six months ended June 30, 2017, was $1,247,465 or ($0.00) per share, and $6,576,567 or ($0.01) per share, respectively, compared to $944,399 or ($0.01) per share, and $1,214,431 or ($0.01) per share, respectively, for the three and six months ended June 30, 2016. Net loss increased, as set forth above, primarily due to increased costs on our derivative liabilities of $6,261,101 on a net basis against the related gain in the comparative period, offset by a decrease in the issuance of stock based compensation and a decrease in research and development expenses.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2017, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2017 was $125,341, which was derived from the sale of shares of common stock, warrants and convertible promissory notes to investors. Our monthly cash flow burn rate for 2016 was approximately $40,500, and our monthly burn rate through the six months ended June 30, 2017 was approximately $57,600. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

On March 30, 2017, we entered into a Securities Purchase Agreement with three investors and raised $300,000 through the sale of stock and warrants. These same investors purchased $150,000 of common stock and warrants in the second tranche on May 30, 2017. On August 8, 2017, we exchanged convertible notes with the investors for the warrants issued in the first tranche and the common stock issued in the second tranche. We also amended the Securities Purchase Agreement on that date, and within two days of the effective date of a registration statement to register their shares of common stock, the investors will purchase $150,000 of our convertible notes. We expect these sales of common stock, warrants and convertible notes will finance our operations for the next several months as we seek to recognize revenues from our new pain management products.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2017 and December 31, 2016, respectively, are as follows:

	June 30,	December 31,
	2017	2016	Change

Cash	$125,341	$22,437	$102,904
Total Current Assets	266,862	33,867	130,091
Total Assets	273,465	38,967	234,498
Total Current Liabilities	6,505,173	699,671	5,805,502
Total Liabilities	$6,505,173	$699,671	$5,805,502

Our cash and total current assets increased slightly because we recently completed a sale of common stock, warrants and convertible notes to three investors. Our total current liabilities increased primarily due to the recognition of derivative liabilities related to these investments at June 30, 2017. Our working capital deficit increased from $665,804 to $6,238,311, and our stockholders’ deficit increased by $5,571,004 to $6,231,708.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2017 was $125,341. Based on our lack of revenues and current monthly burn rate of approximately $57,600 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(345,667) for the six months ended June 30, 2017, compared to $(323,751) for the six months ended June 30, 2016. For the six months ended June 30, 2017, the net cash used in operating activities consisted primarily of our net loss of $(6,576,567), offset primarily by change in fair market value of derivative liabilities of $6,261,101 and amortization of debt discount of $149,456. Our accounts payable decreased by $57,653. For the six months ended June 30, 2016, the net cash used in operating activities consisted primarily of our net loss of $(1,214,431), offset primarily by amortization of debt discount of $372,563, stock based compensation of $88,880, and an increase in judgment payable of $340,647.

Investments

We had $4,752 net cash used in investing activities for the six months ended June 30, 2017, and $3,536 net cash used in investing activities for the six months ended June 30, 2016.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2017 was $453,323, compared to $330,461 for the six months ended June 30, 2016, which consisted primarily of proceeds from the sale of stock of $435,000 and proceeds of $18,323 from sales of stock pursuant to our equity line of credit with Redwood Management, LLC.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as listed below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended June 30, 2017.

On May 30, 2017, we completed the second sale under the Securities Purchase Agreements, dated March 30, 2017. We sold 30,303,033 shares of common stock, 30,303,033 Series A Warrants and 30,303,033 Series B Warrants to The Special Equities Group, LLC, RDW Capital, LLC and DiamondRock, LLC for $150,000.

On August 8, 2017, we entered into Exchange Agreements with The Special Equities Group, LLC, RDW Capital, LLC and DiamondRock, LLC whereby we exchanged convertible notes with an aggregate face value of $150,000 for the following securities previously issued pursuant to the Securities Purchase Agreements, dated March 30, 2017: 30,303,033 shares of common stock, 40,000,002 Series A Warrants and 40,000,002 Series B Warrants.

The issuance of the shares was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) under the Securities Act of 1933, as amended. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

10.1	Form of Exchange Agreement, dated August 4, 2017

10.2	Form of 8% Convertible Promissory Note, dated August 8, 2017

10.3	Amendment No. 1 of the Registration Rights Agreement, dated August 4, 2017

10.4	Amendment No. 1 of the Securities Purchase Agreement, dated August 8, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: August 21, 2017	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer

