Form 10-Q
period 2017-09-30
PREMIER BIOMEDICAL INC
filed 2017-11-21
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2017, there were 531,188,624 shares of common stock, $0.00001 par value, issued and outstanding.

PREMIER BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash	$102,517	$22,437
Accounts receivable	834	-
Inventory	108,006	-
Prepaid expenses	7,435	11,430
Total current assets	218,792	33,867

Property and equipment, net	5,940	5,100

Total assets	$224,732	$38,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$350,077	$220,740
Accounts payable, related parties	52,244	52,489
Accrued interest	1,743	18,026
Accrued interest, related parties	5,370	3,570
Convertible notes payable, net of discounts of $80,850 and $149,456
at September 30, 2017 and December 31, 2016, respectively	69,150	153,024
Notes payable, related parties	30,000	30,000
Derivative liabilities	2,376,295	221,822
Total current liabilities	2,884,879	699,671

Total liabilities	2,884,879	699,671

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and -0- shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	2,000	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 491,852,004 and 304,556,650 shares issued and
outstanding at September 30, 2017 and December 31, 2016, respectively	4,919	3,046
Additional paid in capital	12,753,194	11,899,504
Accumulated deficit	(15,420,260)	(12,565,254)
Total stockholders' equity (deficit)	(2,660,147)	(660,704)

Total liabilities and stockholders' equity (deficit)	$224,732	$38,967

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenue	$24,276	$-	$24,276	$-
Cost of goods sold	11,070	-	11,070	-
Gross Profit	13,206	-	13,206	-

Operating expenses:
Research and development	184,315	46,056	184,315	105,742
General and administrative	36,979	36,566	110,284	128,032
Professional fees	22,269	68,537	109,025	294,496
Total operating expenses	243,563	151,159	403,624	528,270

Net operating loss	(230,357)	(151,159)	(390,418)	(528,270)

Other income (expense):
Interest expense	(37,124)	(282,434)	(190,471)	(691,245)
Other expense	-	-	-	(340,647)
Change in derivative liabilities	3,993,216	63,428	(2,267,885)	(24,434)
Loss on joint venture	(4,174)	-	(6,232)	-
Total other income (expense)	3,951,918	(219,006)	(2,464,588)	(1,056,326)

Net loss	$3,721,561	$(370,165)	$(2,855,006)	$(1,584,596)

Weighted average number of common shares
outstanding - basic and fully diluted	504,697,855	165,387,269	469,764,275	122,769,016

Net loss per share - basic and fully diluted	$0.01	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(2,855,006)	$(1,584,596)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,854	1,554
Change in fair market value of derivative liabilities	2,267,885	24,434
Amortization of debt discounts	184,237	633,145
Stock based compensation, related parties	-	19,595
Stock based compensation	-	74,832
Decrease (increase) in assets:
Accounts receivable	(834)	-
Inventory	(108,006)	-
Prepaid expenses	3,995	(3,879)
Increase (decrease) in liabilities:
Accounts payable	129,337	21,790
Accounts payable, related parties	(245)	11,341
Accrued interest	4,434	56,299
Accrued interest, related parties	1,800	1,800
Judgment payable	-	340,647
Net cash used in operating activities	(370,549)	(403,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,694)	(3,536)
Net cash used in investing activities	(2,694)	(3,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	285,000	-
Proceeds from sale of stock on equity line of credit	18,323	68,520
Proceeds from exercise of warrants, related party	-	2,000
Proceeds from convertible notes payable	150,000	417,500
Repayments of convertible notes payable	-	(89,039)
Net cash provided by financing activities	453,323	398,981

NET CHANGE IN CASH	80,080	(7,593)
CASH AT BEGINNING OF PERIOD	22,437	35,414

CASH AT END OF PERIOD	$102,517	$27,821

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$13,539
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$115,631	$-
Value of derivative adjustment due to debt conversions	$229,043	$369,924
Value of shares issued for conversion of debt	$323,197	$488,552
Common stock issued for settlement of accounts payable, related party	$-	$13,765
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$-	$22

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Statements of Operations. The Company’s carrying value in an equity method Investee company is typically reflected in the caption “Investment in Joint Venture.” in the Company’s Balance Sheets. As of September 30, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the nine months ended September 30, 2017 and 2016, respectively:

	September 30,	September 30,
	2017	2016

Common stock issued for services	$-	$58,800
Warrants issued for services, related parties	-	19,595
Warrants issued for services	-	16,032
Total stock based compensation	$-	$94,427

Revenue Recognition

Sales on fixed price contracts are recorded when services are earned, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not occurred. Sales commenced on July 5, 2017 with the termination of our joint venture and are recognized upon shipment of goods, which are typically paid for at the time of order.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $42,793 and $67,216 for the nine months ended September 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-9 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $15,420,260, and had negative working capital of ($2,666,087) at September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the September 30, 2016 Restated Balance Sheet:

PREMIER BIOMEDICAL, INC.
BALANCE SHEET

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2016	Adjustments	2016
ASSETS

Current assets:
Cash	$27,821	$-	$27,821
Prepaid expenses	13,045	-	13,045
Total current assets	50,133	-	50,133

Property and equipment, net	5,629	-	5,629

Total assets	$46,495	$-	$46,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$210,055	$-	$210,055
Accounts payable, related parties	52,244	-	52,244
Accrued interest	43,330	-	43,330
Accrued interest, related parties	2,970	-	2,970
Judgment payable	340,647	-	340,647
Convertible notes payable, net of discounts of $74,287	184,470	(28,837)	155,633
Notes payable, related parties	30,000	-	30,000
Derivative liabilities	-	184,583	184,583
Total current liabilities	863,716	155,746	1,019,462

Total liabilities	863,716	155,746	1,019,462

Commitments and contingencies	-	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	-	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 185,858,819 shares issued and outstanding	1,859	-	1,859
Additional paid in capital	11,529,099	(124,296)	11,404,803
Accumulated deficit	(12,350,179)	(31,450)	(12,381,629)
Total stockholders’ equity (deficit)	(817,221)	(155,746)	(972,967)

Total liabilities and stockholders’ equity (deficit)	$46,495	$-	$46,495

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the Nine Months Ended September 30, 2016 Restated Statement of Operations:

PREMIER BIOMEDICAL, INC.
STATEMENT OF OPERATIONS

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2016	Adjustments	2016

Revenue	$-	$-	$-

Operating expenses:
Research and development	105,742	-	105,742
General and administrative	128,032	-	128,032
Professional fees	294,496	-	294,496
Total operating expenses	528,270	-	528,270

Net operating loss	(528,270)	-	(528,270)

Other expense:
Interest expense	(703,465)	12,220	(691,245)
Other expense	(340,647)	-	(340,647)
Change in derivative liabilities	-	(24,434)	(24,434)
Total other expenses	(1,044,112)	(12,214)	(1,056,326)

Net loss	$(1,572,382)	$(12,214)	$(1,584,596)

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the Three Months Ended September 30, 2016 Restated Statement of Operations:

PREMIER BIOMEDICAL, INC.
STATEMENT OF OPERATIONS

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2016	Adjustments	2016

Revenue	$-	$-	$-

Operating expenses:
Research and development	46,056	-	46,056
General and administrative	36,566	-	36,566
Professional fees	68,537	-	68,537
Total operating expenses	151,159	-	151,159

Net operating loss	(151,159)	-	(151,159)

Other expense:
Interest expense	(283,988)	1,554	(282,434)
Change in derivative liabilities	-	63,428	-
Total other expenses	(283,988)	64,982	(219,006)

Net loss	$(435,147)	$64,982	$(370,165)

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following adjustments were made to the September 30, 2016 Restated Statement of Cash Flows:

PREMIER BIOMEDICAL, INC.
STATEMENT OF CASH FLOWS

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2016	Adjustments	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,572,382)	$(12,214)	$(1,584,596)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,554	-	1,554
Change in fair market value of derivative liabilities	-	24,434	24,434
Amortization of debt discounts	645,365	(12,220)	633,145
Stock based compensation, related parties	19,595	-	19,595
Stock based compensation	74,832	-	74,832
Decrease (increase) in assets:
Prepaid expenses	(3,879)	-	(3,879)
Increase (decrease) in liabilities:
Accounts payable	21,790	-	21,790
Accounts payable, related parties	11,341	-	11,341
Accrued interest	56,299	-	56,299
Accrued interest, related parties	1,800	-	1,800
Judgment payable	340,647	-	340,647
Net cash used in operating activities	(403,038)	-	(403,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,536)	-	(3,536)
Net cash used in investing activities	(3,536)	-	(3,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants, related party	2,000	-	2,000
Proceeds from sale of stock on equity line of credit	68,520	-	68,520
Proceeds from convertible notes payable	417,500	-	417,500
Repayments from convertible notes payable	(89,039)	-	(89,039)
Net cash provided by financing activities	398,981	-	398,981

NET CHANGE IN CASH	(7,593)	-	(7,593)
CASH AT BEGINNING OF PERIOD	35,414	-	35,414

CASH AT END OF PERIOD	$27,821	$-	$27,821

SUPPLEMENTAL INFORMATION:
Interest paid	$13,539	$-	$13,539
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature on convertible note	$364,220	$(364,220)	$-
Value of debt discounts	$-	$369,924	$369,924
Value of shares issued for conversion of debt	$488,552	$-	$488,552
Cashless exercise of common stock warrants	$22	$-	$22
Common stock issued for settlement of accounts payable	$13,765	$-	$13,765

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Parties

Other Receivable

The Company advanced a total of $48,778 to its joint venture partner, Premier Biomedical Pain Management Solutions, LLC, and was subsequently repaid a total of $44,604 on July 5, 2017 with the termination of the joint venture, resulting in a loss of $6,232, consisting of the original investment of $2,058 and the loss on this receivable of $4,174.

Accounts Payable

The Company owed $46,016 and $46,016 as of September 30, 2017 and December 31, 2016, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $605 and $306 as of September 30, 2017 and December 31, 2016, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $5,623 and $6,167 as of September 30, 2017 and December 31, 2016, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Accrued interest of $5,370 was outstanding on these notes as of September 30, 2017.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$102,517	$-	$-
Total assets	102,517	-	-
Liabilities
Convertible notes payable		69,150
Notes payable, related parties	-	30,000	-
Derivative liabilities	-	-	2,376,295
Total liabilities	-	99,150	2,376,295
	$102,517	$(99,150)	$(2,376,295)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$22,437	$-	$-
Total assets	22,437	-	-
Liabilities
Convertible note payable, net of discounts	-	153,024	-
Notes payable, related parties		30,000	-
Derivative liabilities	-	-	221,822
Total liabilities	-	183,024	221,822
	$22,437	$(183,024)	$(221,822)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2017 or the year ended December 31, 2016.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Joint Venture

On September 13, 2016, we entered into an operating agreement to form a pain management joint venture company with Advanced Technologies Solutions (ATS), a company based in San Diego, California and owned by Ronald T. LaBorde, a member of our Board of Directors. The joint venture company, Premier Biomedical Pain Management Solutions, LLC, a Nevada limited liability company (PBPMS), to develop and market natural and cannabis-based generalized, neuropathic, and localized pain relief treatment products. We owned 50% of PBPMS and ATS owned the other 50%, with 89% of the profits allocated to us and the remaining 11% of profits allocated to ATS. As part of the agreement with ATS, Mr. LaBorde was appointed a member of our Board of Directors.

PBPMS was required to enter into separate license agreements with us and ATS for the use of technology previously developed by both companies. Intellectual property developed jointly by the parties will be the property of PBPMS. However, ATS and Mr. LaBorde could have developed inventions and intellectual property independently from PBPMS, and such inventions and intellectual property would have been the sole property of ATS or Mr. LaBorde. Pursuant to the terms of the PBPMS operating agreement, The Company was to tender 1,250,000 warrants, for the purchase of an equal number of shares of our common stock at a strike price of $0.05, pursuant to the license agreement between ATS and PBPMS. The Company and Mr. LaBorde did not execute the license agreement or issue these warrants, and on July 5, 2017, the Company terminated the joint venture agreement, resulting in a loss of $6,232.

Our initial capital contribution to PBPMS was $25,000. ATS was to contribute (i) technical, labor, manufacturing information and know-how required to produce the initial product, an extended duration topical pain relief patch; (ii) $5,000 worth of primary ingredients; and (iii) $5,000 worth of other materials to produce the initial prototype pain relief patches.

PBPMS was managed by a board of managers (PBPMS Board). The PBPMS Board consisted of William A. Hartman, our President and Chief Executive Officer and member of our Board of Directors, Ronald T. LaBorde, the Founder of ATS and member of our Board of Directors, Dr. Patricio Reyes, our Chief Technology Officer and member of our Board of Directors, and John Borza, our Vice-President and member of our Board of Directors. Decisions of the PBPMS Board require unanimous approval.

The PBPMS operating agreement was subject to other common terms and ownership transfer restrictions, including a right of first refusal; however, the operating agreement and entity were dissolved upon the termination of the joint venture on July 5, 2017.

Note 8 – Subsidiary Formation

On September 14, 2017, we formed Premier Biomedical Pain Relief Meds, LLC as a wholly-owned subsidiary. No activity has been conducted within this entity as of the date of this filing.

Note 9 – Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016

On August 8, 2017, the Company entered into an exchange agreement with Diamond Rock, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First Diamond Rock Note”)issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

	$50,000	$-

On August 8, 2017, the Company entered into an exchange agreement with The Special Equities Group, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First SEG Note”)issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

	50,000	-

On August 8, 2017, the Company entered into an exchange agreement with RDW Capital, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First RDW Note”)issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

	50,000	-

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

	-	27,480

Total convertible notes payable	150,000	302,480
Less unamortized derivative discounts:	80,850	149,456
Convertible notes payable	69,150	153,024
Less: current portion	69,150	153,024
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense for the nine months ended September 30, 2017 and 2016, respectively, as follows:

	September 30,	September 30,
	2017	2016

Interest on convertible notes	$4,434	$35,048
Interest on related party loans	1,800	1,200
Amortization of beneficial conversion feature	-	81,648
Amortization of OID	-	20,647
Amortization of loan origination costs	-	44,811
Derivative discounts	184,237	225,457
Total interest expense	$190,471	$408,811

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
	2017	2016

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO.	$10,000	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board.	10,000	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors.	10,000	10,000

Total notes payable, related parties	30,000	30,000
Less: current portion	30,000	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $1,800 and $1,800 for the nine months ended September 30, 2017 and 2016, respectively related to notes payable, related parties.

Note 11 – Derivative Liabilities

As discussed in Note 9 under Convertible Notes Payable, the Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $2,376,295 and $221,822 at September 30, 2017 and December 31, 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $2,267,885 and $24,434 for the nine months ended September 30, 2017 and 2016, respectively, which has been reported within other expense in the statements of operations. The loss of $2,267,885 for the nine months ended September 30, 2017 consisted of a loss of $3,337,007 due to the value attributable to the warrants, a gain of $1,052,505 in market value of the warrants and a net gain in market value of $16,617 on the convertible notes. The loss of $24,434 for the nine months ended September 30, 2016 consisted of a loss of $125,763 due to the value in excess of the face value of the convertible notes and a net gain in market value of $101,329 on the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$150,076
Increase in derivative value due to issuances of convertible promissory notes	583,415
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,816
Debt conversions	(525,485)
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of convertible promissory notes	115,631
Increase in derivative value due to issuances of warrants	3,337,007
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,069,122)
Debt conversions	(229,043)
Balance, September 30, 2017	$2,376,295

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2017:

•	Stock price ranging from $0.009 to $0.0081 during these periods would fluctuate with projected volatility.
•	The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
•	An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 20%.
•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 199% - 187%.
•	The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
•	All notes are assumed to be extended at maturity by 2 years – the time required to convert out this volume of stock.
•	The holders of the securities would automatically convert midway through to maturity on a monthly basis based on ownership and trading volume limitations.
•	A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
•	The monthly trading volume would average $1,396,213 to $1,417,040 and would increase at 1% per month.
•	The stock price would fluctuate with the Company projected volatility using a random sampling (450,000 iterations for each valuation) from a normal distribution. The stock price of the underlying instrument is modelled such that it follows a geometric Brownian motion with constant drift and volatility.
•	The Holder would exercise the warrants after one trading day as they become exercisable (at issuance) at target prices of 3 to 5 times the projected reset price or higher.
•	Reset events were projected to occur by 12/31/17 and 12/31/18 – the reset provision ends 3/30/19 and the option expires 3/30/20.
•	The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 258% - 257%.
•	The Holder would exercise the warrant at maturity in 2020 if the stock price was above the reset exercise price.

Note 12 – Commitments and Contingencies

Collaborative Patent License Agreements

On May 9, 2012, the Company entered into a Collaborative Agreement with the University of Texas at El Paso. Pursuant to the terms of the Agreement, the Company will work jointly with the University to develop a series of research and development programs around its sequential-dialysis technology in the areas of Alzheimer’s Disease, Traumatic Brain Injury (TBI), Chronic Pain Syndrome, Fibromyalgia, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease), Blood Sepsis, Cancer, Heart Attacks and Strokes. The programs will utilize the facilities at one or more of the University of Texas’ campuses. The Company will pay the University’s actual overhead for the projects, plus a negotiated facility and administration overhead expense, and 10% of all gross revenues associated with the sale, license and/or royalties of all products and treatment procedures directly affiliated with programs. Intellectual property jointly invented and developed as a result of the projects will be owned jointly by the University and the Company. The Agreement has an initial term of five (5) years, and is renewable upon mutual agreement of the parties.

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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as an accounts payable as of the date of this filing.

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

Premier Biomedical, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

For the nine months ended September 30, 2017, and the year ended December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2017, and December 31, 2016, the Company had approximately $4,917,000 and $4,334,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$1,720,950	$1,516,900

Net deferred tax assets before valuation allowance	$1,720,950	$1,516,900
Less: Valuation allowance	(1,720,950)	(1,516,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2017, and December 31, 2016, respectively.

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

Note 15 – Subsequent Events

Common Stock Issuances for Debt Conversions

On various dates between October 31, 2017 and November 17, 2017, the Company issued a total of 39,336,623 shares of common stock pursuant to the conversion of an aggregate of $75,000 of principal, among the First RDW, SEG and Diamond Rock Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Pain Management Products

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

In the first quarter of the year, we started with one product: a 96-hour pain relief patch with 48 mg of hemp oil extract. Today, we have expanded our product offerings to four industry-leading products:

1.	96-hour pain relief patch with 50 mg of hemp oil extract, the highest level of pain relief ingredient available in the industry;

2.	120 mg/ 10 ml water-based roll-on applicator;

3.	150 mg/ 10 ml oil-based roll-on applicator; and

4.	150 mg/ 30 ml oil-based pump spray applicator.

We have also designed and developed a fifth new product a 2 ounce hemp oil cream that will debut into the market in the near future. We believe that this five-product array positions us with the majority of the hemp oil extract users in the marketplace. The topical pain relief market is expected to grow rapidly in the next few years, and we intend to be a major player in that expanding market.

Now that we have completed the product design and development phase, we are aggressively embarking on the product distribution and sales phase by:

1.	Expanding our online sales beyond our web site at: www.painreliefmeds.com;

2.	Listing our products on Amazon to broaden our online sales contacts;

3.	Securing the services of a social media coordinator to ensure that we optimize that promotional tool;

4.	Establishing an agent in Ohio, Pennsylvania, Florida, the West and the mid-South to expand our direct distributor network;

5.	Engaging an investor relations firm called New To The Street that will include us in six televised appearances designed to gain optimum exposure for our company and its products;

6.	Emphasizing the potential for our all-natural, 50-state legal, drug test safe topical pain relief products to be a preferred alternative to the dangerous opioid pain killers that are a major factor in numerous drug overdose deaths;

7.	Arranging to complete a radio broadcast via Uptick Newswire every 4-6 weeks to ensure that our story gets out to the public; and

8.	Reaching an agreement with a huge professional sports figure to become a spokesman for the company and to provide access to the sports industry—we expect to issue a press release to announce this agreement shortly.

In addition to online sales, we have also established an initial distribution network consisting of three pharmacies and three chiropractic clinics. We expect distribution of these products to grow rapidly as we find other local pharmacies and clinics to distribute our products. With proof of marketability from the initial sales of products, we are seeking to enter into distribution arrangements with several large pharmacy chains that operate in multiple states, and we believe we are close to coming to an agreement with these pharmacy chains.

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

In the past as we worked through the development of these products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. We appreciate the patience of our faithful shareholders during this period as we were determined to develop and market new, ground-breaking products. As we begin to turn the corner and see the first sales being made, we expect to find stockholder-friendly financing solutions in the future that help us expand our operations, avoid dilution of our shareholders and raise our stock price. For example, new opportunities have allowed us to cancel the equity line financing we had with Redwood Management, LLC, and we have closed a financing that will give us the capital we need to grow our business in the near future. On March 30, 2017, we raised $300,000 from the Selling Shareholders in a sale of stock and warrants. On May 30, 2017 we raised $150,000 from the Selling Shareholders in a sale of stock and warrants. On October 30, 2017, the Selling Shareholders provided the final investment of another $150,000 in exchange for convertible notes.

As of the date hereof, with the exception of the convertible notes held by the Selling Shareholders, we have repaid our convertible debt, and we expect to move forward with financing that will be more favorable to investors as we begin to grow our revenues. While we have begun to generate revenues with the products we have launched in the first quarter of 2017, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions. Therefore, as revenues grow, we expect to finance the company through the issuance of securities that are more favorable to our current investors, such as issuing warrants with fixed exercise prices above the market price on the date of issuance.

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

______________

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Introduction

We had intial revenues from our pain management products of $24,276 for the three and nine months ended September 30, 2017 and no revenues for the three and nine months ended September 30, 2016. Our operating expenses were $243,563 and $403,624, respectively, for the three and nine months ended September 30, 2017, compared to $151,159 and $528,270, respectively, for the three and nine months ended September 30, 2016, an increase of $92,404 and a decrease of $124,646, or 61% and 24%, respectively. Our operating expenses consisted mostly of professional fees, and to a lesser extent general and administrative expenses and research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months	Three Months	Nine months	Nine months
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)

Revenue	$24,276	$-	$24,276	$-

Operating expenses:
Research and development	184,315	46,056	184,315	105,742
General and administrative	36,979	36,566	110,284	128,032
Professional fees	22,269	68,537	109,025	294,496
Total operating expenses	243,563	151,159	403,624	528,270

Net operating loss	(230,357)	(151,159)	(390,418)	(528,270)
Other income (expense)	3,951,918	(219,006)	(2,464,588)	(1,056,326)

Net income (loss)	$3,721,561	$(370,165)	$(2,855,006)	$(1,584,596)

Revenues

The Company was established on May 10, 2010, and began to generate revenues during the three months ended September 30, 2017 from the sale of pain patches made with CBD oils. Our sales are comprised of both website sales to individual consumers and wholesale transactions with brick and mortar pharmacies, while our cost of goods sold primarily consists of the patches and the packaging.

Research and Development

We had research and development expenses of $184,215 for both the three and nine months ended September 30, 2017, compared to $46,056 and $105,742, respectively, for the three and nine months ended September 30, 2016, an increase of $138,259 and $78,573, or 300% and 74%, respectively. The expenses increased due to our settlement with UTEP and the additional research and development fees we agreed to pay pursuant to the agreement.

General and Administrative

General and administrative expenses were $36,979 and $110,284, respectively, for the three and nine months ended September 30, 2017, compared to $36,566 and $128,032, respectively, for the three and nine months ended September 30, 2016, an increase of $413 and a decrease of $17,748, or 1% and 14%, respectively. The decrease was primarily due to decreased advertising and investor relations expenses.

Professional Fees

Professional fees expense was $22,269 and $109,025, respectively, for the three and nine months ended September 30, 2017, compared to $68,537 and $294,496, respectively, for the three and nine months ended September 30, 2016, a decrease of $46,268 and $185,471, or 68% and 63%, respectively. Amounts for the three and nine months ended September 30, 2017 consist primarily of legal and, accounting and auditing services. Amounts for the comparable nine months ended September 30, 2016 include the amortization of non-cash stock based compensation related to common stock warrants granted and the issuance of common stock for services rendered by consultants. For the nine months ended September 30, 2016, professional fees consisted of $94,427 of stock based compensation, consisting of $19,595 of amortization expense on warrants issued to officers and directors, $16,032 of amortization expense on warrants issued to consultants and $58,800 of common stock issued to consultants for services rendered.

Net Operating Loss

Net operating loss was $230,357 and $390,418, respectively, for the three and nine months ended September 30, 2017, compared to $151,159 and $528,270, respectively, for the three and months ended September 30, 2016, an increase of $79,198 and a decrease of $137,852, or 53% and 26%, respectively. Net operating loss increased for the three months ended September 30, 2017, primarily due to our settlement with UTEP and the additional research and development fees we agreed to pay pursuant to the agreement, however, our net loss for the nine months ended September 30, 2017 decreased overall due primarily to our lack of stock-based compensation in 2017 and our recognition of established revenues during the nine months ended September 30, 2017.

Other Income/Expense

Other income was $3,951,918 for the three months ended September 30, 2017 and other expense was $2,464,588 for the nine months ended September 30, 2017, compared to other expense of $219,006 and $1,056,326, respectively, for the three and nine months ended September 30, 2016, an increase of $4,170,924 and a decrease of $1,408,262, or 1,904% and 133%, respectively. Other income/expense for the three months ended September 30, 2017 consisted of interest expense of $37,124 and a loss of $4,174 on the termination of our investment in a joint venture, as offset by a gain of $3,993,216 in market value of the derivative liability associated with convertible debts and warrants we issued. The other expense of $219,006 for the three month period ended September 30, 2016 consisted of $282,434 of interest expense, and a gain of $63,428 in market value on the derivative liability associated with convertible debts and warrants we issued. On a nine month basis, other income/expense consisted of interest expense of $190,471 and a loss of $6,232 on the termination of our investment in a joint venture, and a loss of $2,267,885 in market value of the derivative liability associated with convertible debts and warrants we issued for the nine months ended September 30, 2017, compared to other expense of $1,056,326 for the nine month period ended September 30, 2016, which consisted of $691,245 of interest expense, $340,647 from the accrual of a default judgment entered against us by a convertible note holder and a loss of $24,434 in market value on the derivative liability associated with convertible debts and warrants we issued.

Net Income/Loss

Net income for the three months ended September 30, 2017 was $3,721,561 or $0.01 per share, and net loss for the nine months ended September 30, 2017 was $2,855,006 or ($0.01) per share, respectively, compared to net loss of $370,165 or ($0.00) per share, and $1,584,596 or ($0.01) per share, respectively, for the three and nine months ended September 30, 2016. Net income/loss increased during the three months ended September 30, 2017, as set forth above, increased for the three months ended September 30, 2017, primarily due to the gain of $3,993,216 in market value of the derivative liability associated with convertible debts and warrants we issued, while our net loss increased overall during the nine months ended September 30, 2017 primarily due to the same changing value of the derivative liability.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2017, because we have only begun to generate revenues, we had negative operating cash flows. Our cash on hand as of September 30, 2017 was $102,517, which was derived from the sale of shares of common stock, warrants and convertible promissory notes to investors. Our monthly cash flow burn rate for 2016 was approximately $40,500, and our monthly burn rate through the nine months ended September 30, 2017 was approximately $41,200. Although we have moderate short term cash needs, as our operating expenses increase as we ramp up production and sales of our new products we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

On March 30, 2017, we entered into a Securities Purchase Agreement with three investors and raised $300,000 through the sale of stock and warrants. These same investors purchased $150,000 of common stock and warrants in the second tranche on May 30, 2017. On August 8, 2017, we exchanged convertible notes with the investors for the warrants issued in the first tranche and the common stock issued in the second tranche. We also amended the Securities Purchase Agreement on that date, and on October 30, 2017, the investors purchased an additional $150,000 of our convertible notes. We expect these investment, our growing revenues and sales of common stock, warrants and convertible notes will finance our operations for the next several months as we seek to expand revenues from our new pain management products.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30,	December 31,
	2017	2016	Change

Cash	$102,517	$22,437	$80,080
Total Current Assets	218,792	33,867	184,925
Total Assets	224,732	38,967	185,765
Total Current Liabilities	2,884,879	699,671	2,185,208
Total Liabilities	$2,884,879	$699,671	$2,185,208

Our cash and total current assets increased slightly because we recently completed a series of sales of common stock, warrants and convertible notes to three investors. Our total current liabilities increased primarily due to the recognition of derivative liabilities related to these investments at September 30, 2017. Our working capital deficit increased from $665,804 to $2,666,087, and our stockholders’ deficit increased by $1,999,443 to $2,660,147.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2017 was $102,517. Based on our minimal revenues and current monthly burn rate of approximately $41,200 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(370,549) for the nine months ended September 30, 2017, compared to $(403,038) for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the net cash used in operating activities consisted primarily of our net loss of $(2,855,006), offset primarily by change in fair market value of derivative liabilities of $2,267,885 and amortization of debt discount of $184,237. Our accounts payable increased by $129,337. For the nine months ended September 30, 2016, the net cash used in operating activities consisted primarily of our net loss of $(1,584,596), offset primarily by amortization of debt discount of $633,145, stock based compensation of $74,832, and an increase in judgment payable of $340,647.

Investments

We had $2,694 net cash used in investing activities for the nine months ended September 30, 2017, and $3,536 net cash used in investing activities for the nine months ended September 30, 2016.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2017 was $453,323, compared to $398,981 for the nine months ended September 30, 2016, which consisted primarily of proceeds from the sale of stock of $285,000, proceeds from issuances of convertible notes payable of $150,000 and proceeds of $18,323 from sales of stock pursuant to our equity line of credit with Redwood Management, LLC.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as listed below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended September 30, 2017.

On August 8, 2017, we entered into Exchange Agreements with The Special Equities Group, LLC, RDW Capital, LLC and DiamondRock, LLC whereby we exchanged convertible notes with an aggregate face value of $150,000 for the following securities previously issued pursuant to the Securities Purchase Agreements, dated March 30, 2017: 30,303,033 shares of common stock, 40,000,002 Series A Warrants and 40,000,002 Series B Warrants. The convertible notes are convertible into shares of our common stock, bear interest at 8% and mature on November 30, 2017. The notes are convertible at 50% of the lowest traded price of our common stock in the fifteen (15) Trading Days prior to the Conversion Date.

On October 30, 2017, we completed the third sale under the Securities Purchase Agreements, dated March 30, 2017, as amended. We sold a convertible promissory note for $50,000 to each of The Special Equities Group, LLC, RDW Capital, LLC and DiamondRock, LLC, an aggregate of $150,000. The convertible notes are convertible into shares of our common stock, bear interest at 8% and mature on January 31, 2018. The notes are convertible at 50% of the lowest traded price of our common stock in the fifteen (15) Trading Days prior to the Conversion Date.

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

Premier Biomedical, Inc.

Dated: November 20, 2017	By:	/s/ William A. Hartman
	Name:	William A. Hartman
	Its:	Chief Executive Officer

