Form 10-K
period 2017-12-31
PREMIER BIOMEDICAL INC
filed 2018-04-12
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code (724) 633-7033

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $5,876,416 based on the closing price of $0.012 on June 30, 2017.

On April 4, 2018, there were 747,306,550 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate Information

We were incorporated on May 10, 2010 in the State of Nevada. We have one wholly-owned subsidiary, Premier Biomedical Pain Relief Meds, LLC, a Nevada limited liability company, organized on September 14, 2017.

Our corporate headquarters are located in Jackson Center, PA. Our mailing address is P.O. Box 25, Jackson Center, PA 16133, and our telephone number is (724) 633-7033. We have offices virtually in the homes of our management team who reside in Pennsylvania, Michigan and various other states. Our websites are www.premierbiomedical.com and www.painreliefmeds.com. Information contained on our website is not incorporated into, and does not constitute any part of, this Annual Report.

Overview

We are a research-based company that primarily intends to discover and develop medical products. Our current focus is on the development and distribution of our pain products. We also conduct research and development of proprietary drugs and techniques to target cancer, multiple sclerosis and other diseases.

In the first quarter of 2017, initial sales of our pain management products were made through a joint venture. In the third quarter of 2017, the joint venture was terminated and we began sales of our pain management products directly from the Company.

Pain Management

In the first quarter of 2017, we entered the pain management industry with one product: a 96-hour pain relief patch with 48 mg of hemp oil extract. We have now expanded our product offerings to four products:

1.	96-hour pain relief patch with 50 mg of hemp oil extract, the highest level of pain relief ingredient available in the industry;

2.	120 mg/ 10 ml water-based roll-on applicator;

3.	150 mg/ 10 ml oil-based roll-on applicator; and

4.	150 mg/ 30 ml oil-based pump spray applicator.

We have also designed and developed a fifth new product, a 2-ounce hemp oil cream that will debut into the market in the near future. We believe that this five-product array positions us with the majority of the hemp oil extract customers in the marketplace.

Our pain relief patch is a CBD, or Cannabidiol, topical patch. The patent-pending reservoir patch design from our manufacturer features a unique barrier between the foam adhesive and the pain relieving ingredients to ensure that the adhesive is not transmitted and absorbed through the skin, as with many competitive patches. The formulations for the products contain no psychoactive components and, therefore, are not expected to affect drug test results. The other products consist of the same primary ingredients as contained in our reservoir patch, but offer other convenient methods of application.

We are also continuing to develop additional pain relief products, including creams, sprays, gel pens and capsules. These products are designed to provide natural relief from:

•	Knee pain,
•	Shoulder pain,
•	Joint pain,
•	Arthritis pain,
•	Muscle soreness and tenderness,
•	Headaches, and
•	Migraines.

Sales of our pain management products began on February 1, 2017 through our former joint venture. Upon termination of the joint venture, we began selling our products via our website at www.painreliefmeds.com and through various distributors. To date, three pharmacies and three chiropractic clinics have approved our products for sale and are distributing our products. We anticipate that our products will eventually be placed in several large pharmacy chains and sold in several states.

Research and Development

We intend to continue to discover and develop medical treatments for humans, specifically targeting the pain management industry and the treatment of:

- Cancer	- Fibromyalgia
- Multiple Sclerosis (MS)	- Traumatic Brain Injury (TBI)
- Neuropathic Pain	- Alzheimer’s Disease (AD)
- Amyotrophic Lateral Sclerosis (ALS/Lou Gehrig’s Disease)	- Blood Sepsis and Viremia

To target cancer, Alzheimer’s disease, ALS, blood sepsis, leukemia, and other life-threatening cancers, we intend to develop our proprietary Sequential-Dialysis Technique. The methodology involved in this technique is largely unexplored and has been described by scientists as the “wild west” of modern medicine. Consequently, our first entry into the therapeutics market for medications that work against cancer, multiple sclerosis, infectious diseases, Alzheimer’s disease, strokes and traumatic brain injury carries significant obstacles before reaching the opportunities of a $700 billion industry.

Feldetrex®

We also are in the process of developing our proprietary drug candidate Feldetrex™, a potential treatment for multiple sclerosis, fibromyalgia, neuropathic pain and traumatic brain injury. The formulation used in the current Feldetrex® will be individually tailored to the various illnesses we intend to target, with each formulation being given a unique proprietary brand name. The annual market size of multiple sclerosis treatment is $500 million and the annual market size for all proposed Feldetrex® market segments is $16 billion.

To overcome the significant obstacles inherent to the development of our Sequential-Dialysis Technique and Feldetrex® candidate drug, we are seeking to partner with prestigious institutions and pharmaceutical companies with the substantial infrastructure and resource capacity to perform experimentation and to engage in product development in an inexpensive and efficient manner.

Innovation by our research and development operations is very important to our success. Our goal is to discover, develop and bring to market innovative products and treatments that address major unmet medical needs, including initially, multiple sclerosis, septicemia, and cancer. We expect this goal to be supported by substantial research and development investments.

We plan on conducting research internally and may also research through contracts with third parties, through collaborations with universities and biotechnology companies, and in cooperation with pharmaceutical firms. We may also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery or development methods and procedures or projects, as well as our future product lines, through acquisition, licensing or other arrangements.

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

Feldetrex™

Although a combination of generic medications, we have a U.S. Patent (No. 8,865,733) on our Feldetrex® candidate drug. In this way, Feldetrex® is similar to Viagra®, which was a proprietary cardiac drug prior to its current use and ownership by Pfizer. Consequently, we have one pending patent application for our Feldetrex® candidate drug—intending to increase our Feldetrex® related patent applications to three in the near future.

Feldetrex® may serve as an additional medication utilized by physicians for the treatment of multiple sclerosis, fibromyalgia, or traumatic brain injury, and is designed to decrease symptomatology in those conditions. Feldetrex® will not compete against our proprietary Sequential-Dialysis Technique in the market to treat traumatic brain injury, but rather the two will work conjunctively.

Feldetrex® utilizes a low dosage of Naltrexone which has been shown in multiple medical articles in the medical literature to increase endogenous enkephalins1 (endogenous enkephalins are pain-relieving pentapeptides produced in the body, located in the pituitary gland, brain, and GI tract. Axon terminals that release enkephalins are concentrated in the posterior horn of the gray matter of the spinal cord, in the central part of the thalamus, and in the amygdala of the limbic system of the cerebrum. Endogenous Enkephalins function as neurotransmitters that inhibit neurotransmitters in the pathway for pain perception, thereby reducing the emotional as well as the physical impact of pain). We have not independently conducted medical or laboratory tests to show the mechanism of action of this medication. While Naltrexone in high dosages acts as an opioid antagonist, it inhibits opiate receptors. Naltrexone in low dosages causes a compensatory upregulation (increase in the number of receptors) of native endorphins and enkephalins, which last beyond the effects of the Naltrexone itself. We believe that this means, paradoxically, that a daily dose of low dose Naltrexone can be used to chronically increase endorphin and enkephalin levels. We believe that by utilizing a low dosage, Naltrexone has a unique ability to increase enkephalins and other neurotransmitters in the brainstem of patients.

_____________________________

1

A.	Bowling, Allen C.. “Low-dose naltrexone (LDN) The “411” on LDN” National Multiple Sclerosis Society. http://www.nationalmssociety.org/multimedia-library/momentum-magazine/back-issues/momentum-spring-09/index.aspx. Retrieved 6 July 2011.
B.	Bourdette, Dennis. “Spotlight on Low Dose Naltrexone (LDN)”. US Department of Veteran Affairs. http://www.va.gov/MS/articles/Spotlight_on_Low_Dose_Naltrexone_LDN.asp. Retrieved 5 July 2011.
C.	Giesser, Barbara S. (2010). Primer on Multiple Sclerosis. New York: Oxford University Press US. pp. 377. ISBN 978-0-19-536928-1.
D.	Moore, Elaine A. 1948. The promise of low dose naltrexone therapy: potential benefits in cancer, autoimmune, neurological and infectious disorders. Elaine A. Moore and Samantha Wilkinson. ISBN 978-0-7864-3715-3.
E.	Crain SM, Shen K-F (1995). Ultra-low concentrations of naloxone selectively antagonize excitatory effects of morphine on sensory neurons, thereby increasing its antinociceptive potency and attenuating tolerance/dependence during chronic cotreatment. Proc Natl Acad Sci USA 92: 10540–10544.
F.	Powell KJ, Abul-Husn NS, Jhamandas A, Olmstead MC, Beninger RJ, et al. (2002). Paradoxical effects of the opioid antagonist naltrexone on morphine analgesia, tolerance, and reward in rats. J Pharmacol Exp Ther 300: 588–596.
G.	Wang H-Y, Friedman E, Olmstead MC, Burns LH (2005). Ultra-low-dose naloxone suppresses opioid tolerance, dependence and associated changes in Mu opioid receptor-G protein coupling and Gβγ signaling; Neuroscience 135: 247–261.

Marketing

Currently, we manage our marketing responsibilities internally. Sales of our pain management products are made primarily online through our website: www.painreliefmeds.com. We intend to seek a partnership with and/or sale of our product candidates/technologies to large pharmaceutical and/or medical devices firms. These firms have the ability to effectively promote our product candidates to healthcare providers and patients. Through their marketing organizations, they can explain the approved uses, benefits and risks of our product candidates to healthcare providers such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. They also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits, and risks of our product candidates while continuing to motivate people to have meaningful conversations with their doctors. In addition, they sponsor general advertising to educate the public on disease awareness, important public health issues, and patient assistance programs.

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

Patents and Intellectual Property Rights

We have licensed three U.S. patents: Sequential Extracorporeal Treatment of Bodily Fluids, U.S. Patent No. 9,216,386 and Utilization of Stents for the Treatment of Blood Borne Carcinomas, U.S. Patent No. 8,758,287 (both from Marv Enterprises, LLC), and Medication and Treatment for Disease, U.S. Patent No. 8,865,733 (from Altman Enterprises, LLC), in the areas of cancer, sepsis, and multiple sclerosis. We expect these patents to cover the medical treatments discussed above for multiple sclerosis, blood sepsis, and cancer and be effective until 2029. Marv and Altman have licensed these technologies to us pursuant to the terms of license agreements. Because our license agreements cover the patents and “all applications of the United States and foreign countries that claim priority to the above PCT applications, including any non-provisionals, continuations, continuations-in-part, divisions, reissues, re-examinations or extensions thereof,” we anticipate that other technologies that derive from these patents will also belong to us and are covered by the license agreements.

Patents extend for twenty years from the date of patent filing. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Dr. Felder is the owner of the Feldetrex mark, and has also licensed this to us pursuant to the terms of a license agreement.

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

Regulation

Pain Management Products

A major obstacle to our growth is the public perception that hemp and marijuana are the same thing. This perception drives much of the regulation of hemp products. Although hemp and marijuana are both part of the cannabis family, they differ in cultivation, function, and application. Despite the use of marijuana becoming more widely legalized, it is viewed by many regulators and many others as an illegal product. Hemp, on the other hand, is used in a variety of other ways that include clothing, skin products, pet products, dietary supplements (the use of CBD oil), and thousands of other applications. Hemp may be legally sold, however the inability of many to understand the difference between hemp and marijuana often causes burdensome regulation and confusion among potential customers. Therefore, we are affected by laws related to cannabis and marijuana, even though our products are not the direct targets of these laws.

Cannabis is currently a Schedule I controlled substance under the Controlled Substance Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in the states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, 29 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont (effective July 1, 2018) and Washington, and the District of Columbia, allow cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations.

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Blumenauer Amendment (formerly known as the Rohrbacher-Farr Amendment) to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, since 2014 has prohibited the DOJ from using funds to prevent states with laws authorizing the use, distribution, possession or cultivation of medical cannabis from implementing such laws. On August 2016, the Ninth Circuit Court of Appeals ruled in United States v. McIntosh that the Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. The Rohrabacher-Blumenauer Amendment is currently effective through September 30, 2018, but as an amendment to an appropriations bill, it must be renewed annually.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2018, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit.

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, DOJ Deputy Attorney General James M. Cole issued the Cole Memo concerning cannabis enforcement under the CSA.

At the time of its issuance, the Cole Memo reiterated Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo noted that the DOJ was committed to enforcement of the CSA consistent with those determinations. It also noted that the DOJ was committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

•	the distribution of cannabis to minors;

•	revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

•	the diversion of cannabis from states where it is legal under state law in some form to other states;

•	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•	violence and the use of firearms in the cultivation and distribution of cannabis;

•	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

•	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•	cannabis possession or use on federal property.

However, on January 4, 2018, the U.S. Attorney General, Jeff Sessions, issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) stating that the Cole Memo was rescinded effective immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We do not currently cultivate, distribute or sell cannabis, but our hemp oil products are closely tied to the cannabis industry.

Although the Sessions Memo has rescinded the Cole Memo and it is unclear at this time what the ultimate impact of that rescission will have on our business, if any, we intend to continue to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

On March 26, 2018, Senate Majority Leader Mitch McConnell, R-Kentucky, announced plans to introduce The Hemp Farming Act of 2018 to exclude hemp from the CSA. The proposed bill would legalize hemp as an agricultural commodity and remove it from the list of controlled substances. This would greatly reduce the uncertainty we face with respect to regulation of hemp products. However, Congress has not yet taken formal action to pass the bill.

Other Medical Products

The development of proprietary drugs and medications is subject to varying degrees of governmental regulation in the United States and any other countries in which our operations are conducted. In the United States, regulation by various federal and state agencies has long been focused primarily on product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Federal Drug Administration (“FDA”) continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Likewise, the approval process with the FDA is estimated to take approximately seven (7) years from the time it is started. Similar trends are also evident in major markets outside of the United States.

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

Currently, our focus is on the development and distribution of our pain products. We are also developing medical treatments for Alzheimer’s disease, multiple sclerosis, amyotrophic lateral sclerosis, fibromyalgia, traumatic brain injury, blood sepsis and viremia, and cancer. We face risks in developing our product candidates and services and eventually bringing them to market. We also face risks that our business model may become obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

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

In 2014 and through 2017, we raised funds through public equity offerings. We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

Negative press from being in a hemp or cannabis-related business could have a material adverse effect on our business, financial condition, and results of operations.

The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus species of plant, except that hemp, by definition, has less than 0.3% tetrahydrocannabinol (“THC”) content and is legal under federal and state laws, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with legal hemp may be incorrectly perceived as us being involved in federally illegal cannabis/marijuana. Also, despite growing support for the cannabis/marijuana industry and legalization of cannabis/marijuana in certain U.S. states, many individuals and businesses remain opposed to the cannabis/marijuana industry. Any negative press resulting from any incorrect perception that we have entered into the cannabis/marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

U.S. federal, state and foreign regulation and enforcement of laws relating to cannabis and its derivatives may adversely affect our ability to sell our products and our revenue.

There are (i) 34 states in the United States and the District of Columbia that have legalized hemp, (ii) 29 states and the District of Columbia that allow their citizens to use medical cannabis/marijuana and, (iii) 9 states and the District of Columbia that have legalized cannabis/marijuana for adult recreational use. Many other states are considering similar legislation. Conversely, under the federal Controlled Substance Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis/marijuana has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use, and interstate distribution of cannabis/marijuana. In the event the U.S. Department of Justice (the “DOJ”) begins strict enforcement of the CSA in states that have laws legalizing medical and/or adult recreational cannabis/marijuana, there may be a direct and adverse impact to any future business or prospects that we may have in the cannabis/marijuana business. Even in those jurisdictions in which the manufacture and use of medical cannabis/marijuana has been legalized at the state level, the possession, use, and cultivation of cannabis/marijuana all remain violations of federal law that are punishable by imprisonment and substantial fines. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them.

For example, the California Bureau of Cannabis Control sent 900 warning letters to marijuana shops suspected of operating without a state license. The Bureau also issued a cease-and-desist letter to the operator of an online directory of marijuana dispensaries, products and delivery services. The letter threatened fines and criminal penalties if the company did not remove the listings for unlicensed marijuana businesses. Likewise, if we unknowingly do business with unlicensed entities or list them on our website, we may be subject to similar regulatory action that would halt our operations and affect our financial performance.

Local, state, federal, and international hemp and cannabis/marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that cannabinoid-related regulations may be enacted in the future that will be directly applicable to our business. It is also possible that the federal government will begin strictly enforcing existing laws, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. However, our work in hemp would continue since hemp research, development, and commercialization activities are permitted under applicable federal and state laws, rules, and regulations. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease manufacturing its products. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

Until such time as the federal government reclassifies marijuana from a Schedule 1 narcotic, we do not intend to pursue any involvement in the marijuana business. At this time we intend to continue only in the federally legal hemp product business. Also, if the Hemp Farming Act of 2018, or similar legislation is enacted, much of this uncertainty may be eliminated.

Our product candidates are not approved by the FDA or other regulatory authority, and we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

The efficacy and safety of pharmaceutical products is established through a process of clinical testing under FDA oversight. Our products have not gone through this process because we believe that the topical products we sell are not subject to this process. However, if an individual were to use one of our products in an improper manner, we cannot predict the potential medical harm to that individual. If such an event were to occur, the FDA or similar regulatory agency might impose a complete ban on the sale or use of our products.

The FDA might not approve our product candidates for marketing and sale.

We intend to enter into agreements with larger pharmaceutical companies as collaboration partners, in part to help cover the cost of seeking regulatory approvals for our pharmaceutical and medical product candidates. We believe that FDA approval of some of our product candidates will need to undergo a full investigational new drug (IND) application with the FDA, including clinical trials. There can be no assurance that the FDA will approve our IND application or any other applications. Failure to obtain the necessary FDA approval will have a material negative affect on our operations. While we intend to license our Feldetrex® product to a larger pharmaceutical company, they in turn, may not be able to obtain the necessary approval to market and sale the product.

New regulations governing the introduction, marketing and sale of our products to consumers could harm our business.

Our pain management products have not been approved by the FDA or any other regulatory agency, and the FDA does not have a pre-market approval system for our pain management products. However, our operations could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on us in order to continue selling our products. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our products, resulting in significant loss of net sales.

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

Our technology is at an early stage of research and development. We are also actively engaged in research and development of new products.

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

The market for pain management products is highly competitive, and we may not be able to compete successfully.

We intend to operate in highly competitive markets. We will likely face competition both from proprietary products of large international manufacturers and producers of generic pain management products. Most of the competitors in the industry have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, many competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. Such competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can.

Significant product innovations, technical advances or the intensification of price competition by competitors could adversely affect our operating results. We cannot predict the timing or impact of competitive products or their potential impact on sales of our products under development.

If any of our major pain management products were to become subject to a problem such as unplanned loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or consumer confidence or pressure from competitive products, or if a new, more effective alternative should be introduced, the adverse impact on our revenues and operating results could be significant.

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

Since we participate in the CBD, pain management and pharmaceutical industries, we may be subject to liability claims by employees, customers, end users and third parties. We do not currently have product liability insurance. We intend to have proper insurance in place; however, there can be no assurance that any liability insurance we purchase will be adequate to cover claims asserted against us or that we will be able to maintain such insurance in the future. We intend to adopt prudent risk management programs to reduce these risks and potential liabilities; however, we have not taken any steps to create these programs and have no estimate as to the cost or time required to do so and there can be no assurance that such programs, if and when adopted, will fully protect us. We may not be able to put risk management programs in place, or obtain insurance, if we are unable to retain the necessary expertise and/or are unsuccessful in raising necessary capital in the future. Adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on our business.

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

We do not own certain of our technologies, they are owned by, and licensed from, entities that are under the control of the Chairman of our Board of Directors.

We do not currently own the certain technologies necessary to conduct our operations. The patents necessary to pursue our intended business plan are under the control of our Chairman of the Board of Directors. As consideration for the two licenses, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world. The licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then the licensor may pay said expenses and our licensed rights in those countries will revert to the licensor. The license agreements contain provisions that require us to indemnify the licensor for any claims, including costs of litigation, brought against them related to the licenses, and require us to maintain insurance that may be burdensome. In the event of a breach of our obligations under the license agreements, the licensors are entitled to various damages and remedies, up to and including termination of said license agreements. The licensors are entities under the control of Dr. Mitchell S. Felder, the Chairman of our Board of Directors. While Dr. Felder is one of our Company’s founders and the Chairman of our Board of Directors, there can be no assurance that he will extend the offer to license these technologies to us in the future as currently contemplated.

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

The failure to generate revenue from our Feldetrex® product candidate will have a materially adverse effect on our overall revenues, profitability.

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

If we are unable to pay the costs associated with being a public, reporting company, we may be forced to discontinue operations.

We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, we may be forced to discontinue operations.

Our common stock is listed for quotation on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc. Broker-dealers often decline to trade in over-the-counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

We recently moved down to the OTC Pink tier from the OTCQB tier. We may be unable to restore eligibility for quotation of our common stock on the OTCQB tier and this will have a negative impact on our market price. The OTC Pink marketplace also does not provide as much liquidity as the OTCQB. Many broker-dealers will not trade or recommend OTC Pink stocks for their clients. Because the OTCQB generally increases transparency by maintaining higher reporting standards and requirements and imposing management certification and compliance requirements, broker-dealers are more likely to trade stocks on the OTCQB marketplace.

Our principal shareholders have the ability to exert significant control in matters requiring shareholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own 36,257,672 shares of our outstanding common stock, 2,000,000 shares of our Series A Convertible Preferred Stock (which is convertible into an aggregate of 2,000,000 shares of our common stock), and through the exercise of warrants could acquire another 25,510,000 shares of our common stock. The shares of our preferred stock have 100 votes per share, giving these two shareholders approximately 25% of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

We are authorized to issue up to 1,000,000,000 shares of common stock, of which there were 747,306,550 shares issued and outstanding as of April 4, 2018. An additional 127,046,066 shares may be issued and outstanding if all of our currently outstanding preferred stock and warrants were exercised and converted into common stock. Our outstanding convertible notes require a reserve of approximately 250,000,000 shares. We therefore have no additional authorized but unissued shares of our common stock. Any further issuances of shares of common stock would require that we first repurchase existing shares or obtain the consent of a majority of our shareholders to increase our authorized common stock.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized the issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation. We have designated a series of convertible preferred stock, the Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share into one (1) fully paid and non-assessable share of Common Stock. Each outstanding share of Series A Preferred Stock is entitled to one hundred (100) votes per share on all matters to which the shareholders of the Corporation are entitled or required to vote. As of the date hereof, there were 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the owners of 39,453,672 shares of our common stock, representing approximately 5.3% of our total issued shares, with convertible preferred stock, options and warrants to acquire another 54,650,000 shares of our common stock, representing approximately 7.3% of our total issued and outstanding shares of common stock. Each individual officer and director may be able to sell up to 1% of our outstanding common stock (currently approximately 7,473,065 shares) every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “BIEI.” Our stock traded there from February 23, 2012 to December 26, 2017. Our common stock is now quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2017 and 2016, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Transaction Prices
December 31,	Period	High	Low
2018	First Quarter	$0.0098	$0.0025

2017	Fourth Quarter	$0.0085	$0.0021
	Third Quarter	$0.0133	$0.0071
	Second Quarter	$0.0179	$0.0065
	First Quarter	$0.0255	$0.0030

2016	Fourth Quarter	$0.0255	$0.0030
	Third Quarter	$0.0280	$0.0081
	Second Quarter	$0.0400	$0.0043
	First Quarter	$0.0410	$0.0120

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

Holders

As of April 4, 2018, there were 747,306,550 shares of our common stock issued and outstanding and held by 134 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

The unregistered securities issued during the year ended December 31, 2017 were previously reported on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Sale of Convertible Notes

On March 1, 2018, we received $60,000 from two investors from the sale of convertible notes. These investors have also committed to provide an additional $240,000 in the near future. The investors purchased convertible notes at the signing of a Securities Purchase Agreement for an aggregate amount of $60,000. The investors will buy additional convertible notes for an aggregate of $60,000 within five trading days of our filing a registration statement to cover the investors’ shares of common stock issuable upon conversion of the convertible notes. Within five trading days of the registration statement being declared effective, the investors will buy additional convertible notes for an aggregate of $180,000. For further details, see our Form 8-K filed on March 5, 2018, which disclosure is incorporated herein by reference, and copies of the agreements filed herewith as Exhibits 10.60, 10.61 and 10.62.

All of the unregistered securities were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Act”). These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The investors are accredited investors and there was no general solicitation.

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

Summary Overview

We are a research-based company that primarily intends to discover cures for cancer and various diseases and to develop topical pain relief products, drugs and treatment methodologies. Currently, our primary focus is the development and distribution of pain management products. In addition, we continue to pursue the research and development of proprietary drugs and techniques to target cancer, multiple sclerosis and other diseases.

In the first quarter of 2017, initial sales of our pain management products were made through our joint venture. In the third quarter of 2017, we began sales of our pain management products directly from the Company.

Pain Management Products

We have developed and are now marketing natural and cannabis-based generalized, neuropathic and localized topical pain relief treatment products. Initial sales of our products were recognized in the first quarter of 2017 through a joint venture. However, because we were unable to produce the product at the volumes we desired, we terminated the joint venture and took everything in-house. We have engaged another manufacturer who we believe can produce our products more efficiently and provide the highest levels of quality control.

In the first quarter of 2017, we started with one product: a 96-hour pain relief patch with 48 mg of hemp oil extract. Today, we have expanded our product offerings to four industry-leading products:

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

Now that we have completed the product design and development phase, we are aggressively embarking on the product distribution and sales phase by:

1.	Expanding our online sales beyond our web site at: www.painreliefmeds.com;

2.	Securing the services of a social media coordinator to ensure that we optimize that promotional tool;

3.	Establishing an agent in Ohio, Pennsylvania, Florida, the West and the mid-South to expand our direct distributor network;

4.	Engaging an investor relations firm called New To The Street that will include us in six televised appearances designed to gain optimum exposure for our company and its products;

5.	Emphasizing the potential for our all-natural, 50-state legal, drug test safe topical pain relief products to be a preferred alternative to the dangerous opioid pain killers that are a major factor in numerous drug overdose deaths;

6.	Arranging to complete a radio broadcast via Uptick Newswire every 4-6 weeks to ensure that our story gets out to the public; and

7.	Reaching an agreement with a huge professional sports figure to become a spokesman for the company and to provide access to the sports industry—we expect to issue a press release to announce this agreement shortly.

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

Initial feedback from our pain management products has been promising. Customers indicate that they were able to achieve pain relief from our products and stop the use of opioid painkillers. Public awareness of the harmful side effects of opioid painkillers has grown significantly, and many states have initiated litigation against drug makers claiming they misrepresented the risks of opioid painkillers.2 As patients seek to cut back their use of opioid painkillers and look for alternatives, we believe demand for our products will see a significant increase. We intend to petition national insurance agencies to urge them to consider covering the use of our all-natural pain relief products as a safe alternative to opioid painkillers.

_________________

2 See Oklahoma Sues Opioid Drugmakers; New Hampshire Presses Epidemic Probe, by Heide Brandes and Nate Raymond, Reuters, available at http://www.reuters.com/article/us-oklahoma-drugs-idUSKBN19L2HJ.

Financing

In the past as we worked through the development of these products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. We appreciate the patience of our faithful shareholders during this period as we were determined to develop and market new, ground-breaking products. As we begin to turn the corner and see the first sales being made, we expect to find stockholder-friendly financing solutions in the future that help us expand our operations, avoid dilution of our shareholders and raise our stock price. Nonetheless, we have had to rely on the financing available to us to obtain the capital we need to grow our business in the near future. On March 30, 2017, we raised $300,000 from three investors in a sale of stock and warrants. On May 30, 2017 we raised $150,000 from three investors in a sale of stock and warrants. On October 30, 2017, the same investors provided the final investment of another $150,000 in exchange for convertible notes.

We also have recently received $60,000 from the sale of convertible notes to two investors. These investors have also committed to provide an additional $240,000 in the near future. The investors will buy additional convertible notes for an aggregate of $60,000 within five trading days of our filing a registration statement to cover the shares of common stock issuable upon conversion of their convertible notes. Within five trading days of the registration statement being declared effective, the investors will buy additional convertible notes for an aggregate of $180,000.

Despite the recent sales of convertible notes, our goal is to move forward with financing that will be more favorable to investors as we begin to grow our revenues. While we have begun to generate revenues with the products we have launched in the first quarter of 2017, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions. Therefore, as revenues grow, we expect to finance the company, if necessary, through the issuance of securities that are more favorable to our current investors, such as issuing warrants with fixed exercise prices above the market price on the date of issuance.

Through 2018, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains and international partners.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. We recently completed the sale of stock and warrants to raise $300,000 from a group of investors and expect to be able to raise another $300,000 once we complete registration of the investors’ securities. This should give us the capital we need in the short term to push forward in the production and marketing of our new pain management products. However, if we are unable to grow revenues sufficient to meet our operating expenses, we must again raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2017 and 2016

Introduction

We had revenues of $39,761 and zero for the years ended December 31, 2017 and 2016, respectively. Our operating expenses were $1,304,160 for the year ended December 31, 2017 compared to $637,891 for the year ended December 31, 2017, an increase of $666,269, or 104%. Our operating expenses consisted of research and development costs, general and administrative expenses, and professional fees, including $783,404 and $110,390 of stock based compensation for the years ended December 31, 2017 and 2016, respectively.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2017	2016	(Decrease)

Revenue	$39,761	$-	$39,761

Operating expenses:
Research and development	184,315	113,862	70,453
General and administrative	196,670	191,379	5,291
Professional fees	923,175	332,650	590,525
Total operating expenses	1,304,160	637,891	666,269

Net operating loss	(1,289,838)	(637,891)	(651,947)
Other expense	(2,473,720)	(1,130,330)	(1,343,390)

Net loss	$(3,763,558)	$(1,768,221)	$(1,995,337)

Revenues

The Company was established on May 10, 2010, and had no revenues through December 31, 2016. We began initial sales of our pain management products during the year ended December 31, 2017.

Research and Development

Research and development expenses were $184,315 for the year ended December 31, 2017 compared to $113,862 for the year ended December 31, 2016, an increase of $70,453, or 62%. The expenses increased due to final invoices from the University of Texas at El Paso. We plan to reduce our research and development activities as we focus on our pain management products

General and Administrative

General and administrative expenses were $196,670 for the year ended December 31, 2017 as compared to $191,379 for the year ended December 31, 2016, an increase of $5,291, or 3%.

Professional Fees

Professional fees expense was $923,175 for the year ended December 31, 2017, compared to $332,650 for the year ended December 31, 2016, an increase of $590,525, or 178%. The increase was primarily due to the increase of stock based compensation issued to directors and consultants for services rendered. A total of $783,404 of stock based compensation was awarded during the year ended December 31, 2017, compared to $110,390 of stock based compensation during the year ended December 31, 2016, an increase of $673,014 from 2016 to 2017. The increase in stock based compensation was the result of warrants that were awarded to members of the Board of Directors and the Scientific Advisory Board during 2017. We did not award warrants to members of these boards or our officers during 2016.

Net Operating Loss

Net operating loss for the year ended December 31, 2017 was $1,289,838, compared to a net operating loss of $637,891 for the year ended December 31, 2016, an increase of $651,947, or 102%. Net operating loss increased, as set forth above, primarily due to an increase in stock based compensation issued to directors and consultants for services rendered.

Other Expense

Other expense for the year ended December 31, 2017 was $2,473,720, compared to $1,130,330 for the year ended December 31, 2016, an increase of $1,343,390, or 119%. Other expense consisted of interest and finance charges on debt and equity financing, a change in the fair value of derivative liabilities, as well as a net loss on our joint venture during the year ended December 31, 2017. Other expense consisted of interest and finance charges on debt and equity financing, a change in the fair value of derivative liabilities, as well as a net loss on the settlement of the Typenex warrants during the year ended December 31, 2016. The increase was primarily due to an increase of approximately $2,089,938 in the value of derivative liabilities related to significant increased convertible debt financing during the year ended December 31, 2017, compared to the year ended December 31, 2016.

Net Loss

Net loss for the year ended December 31, 2017 was $3,763,558, or $(0.01) per share, compared to a net loss of $1,768,221, or $(0.01) per share, for the year ended December 31, 2016, an increase of $1,995,337, or 113%. Net loss increased, as set forth above, primarily due to an increase of approximately $2,089,938 in the value of derivative liabilities and increased stock based compensation issued to directors and consultants for services rendered.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2017, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2017 was $83,704, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate has increased from approximately $40,500 in 2016 to approximately $42,500 in 2017. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2017 and December 31, 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016	Change

Cash	$83,704	$22,437	$61,267
Total Current Assets	203,603	33,867	169,736
Total Assets	209,081	38,967	170,114
Total Current Liabilities	2,819,807	699,671	2,120,136
Total Liabilities	$2,819,807	$699,671	$2,120,136

Our cash decreased by $61,267 as of December 31, 2017 as compared to December 31, 2016. Our total current assets increased by $169,736 primarily because we now carry inventory and did not have inventory in 2016. We also had more cash on hand due to the timing of sales of our convertible notes. Our total assets increased by $170,114 primarily for the same reasons.

Our current liabilities increased by $2,120,136 as of December 31, 2017 as compared to December 31, 2016 primarily due to increases in accounts payable of $114,967 and derivative liabilities of $2,033,959. Our total liabilities increased by the same amount for the same reasons as we do not have long term liabilities.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2017 was $83,704, which was derived from the sale of convertible promissory notes and common stock. Our monthly cash flow burn rate is approximately $42,500. Although we have moderate short term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2017 and 2016 was $509,432 and $483,622, respectively, an increase of $25,810, or 5%. The primary uses of our cash were purchasing inventory and operating our pain management business, along with the public company compliance costs.

Investments

Our net cash used in investing activities for the years ended December 31, 2017 and 2016 was $2,694 and $3,536, respectively, a decrease of $842. The slight decrease reflected a lack of purchases of property and equipment in 2017 compared to 2016.

Financing

Our net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $573,393 and $474,181, respectively, an increase of $99,212, or 17%. The increase was primarily a result of an increase in proceeds from the sale of stock of $285,000 in 2017 compared to no proceeds from the sale of stock in 2016 and a decrease in repayments of convertible notes payable from $89,039 to zero. This was offset by a decrease in the proceeds from convertible notes payable of $117,500, from $417,500 to $300,000, a decrease in proceeds from the sale of stock on equity line of credit from $143,520 to $18,323, and an increase in repayments of notes payable to related parties from zero to $30,000.

Securities Purchase Agreement

On March 30, 2017, we entered into a Securities Purchase Agreement with three investors and raised $300,000 through the sale of stock and warrants. These same investors purchased $150,000 of common stock and warrants in the second tranche on May 30, 2017. On August 8, 2017, we exchanged convertible notes with the investors for the warrants issued in the first tranche and the common stock issued in the second tranche. We also amended the Securities Purchase Agreement on that date, and on October 30, 2017, the investors purchased an additional $150,000 of our convertible notes. We expect these investments, our growing revenues and sales of common stock, warrants and convertible notes will finance our operations for the next several months as we seek to expand revenues from our new pain management products.

Sale of Convertible Notes

On March 1, 2018, we received $60,000 from two investors from the sale of convertible notes. These investors have also committed to provide an additional $240,000 in the near future. The investors purchased convertible notes at the signing of a Securities Purchase Agreement for an aggregate amount of $60,000. The investors will buy additional convertible notes for an aggregate of $60,000 within five trading days of our filing a registration statement to cover the investors’ shares of common stock issuable upon conversion of the convertible notes. Within five trading days of the registration statement being declared effective, the investors will buy additional convertible notes for an aggregate of $180,000. For further details, see our Form 8-K filed on March 5, 2018 and copies of the agreements filed herewith as Exhibits 10.60, 10.61 and 10.62.

Critical Accounting Policies and Estimates

See Note 1 to the Financial Statements for the year ended December 31, 2017 on page F-6 which is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Premier Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Premier Biomedical, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX

April 12, 2018

PREMIER BIOMEDICAL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$83,704	$22,437
Accounts receivable	312	-
Inventory	84,763	-
Other current assets	34,824	11,430
Total current assets	203,603	33,867

Property and equipment, net	5,478	5,100

Total assets	$209,081	$38,967

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$346,814	$220,740
Accounts payable, related parties	41,382	52,489
Accrued interest	5,840	18,026
Accrued interest, related parties	-	3,570
Convertible notes payable, net of discounts of $30,010 and $149,456 at December 31, 2017 and 2016, respectively, currently in default	169,990	153,024
Notes payable, related parties	-	30,000
Derivative liabilities	2,255,781	221,822
Total current liabilities	2,819,807	699,671

Total liabilities	2,819,807	699,671

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 and -0- shares issued and outstanding at December 31, 2017 and 2016, respectively	2,000	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 637,840,677 and 304,556,650 shares issued and outstanding at December 31, 2017 and 2016, respectively	6,378	3,046
Additional paid in capital	13,435,903	11,899,504
Subscriptions payable, consisting of 63,675,678 and -0- shares at December 31, 2017 and 2016, respectively	273,805	-
Accumulated deficit	(16,328,812)	(12,565,254)
Total stockholders' equity (deficit)	(2,610,726)	(660,704)

Total liabilities and stockholders' equity (deficit)	$209,081	$38,967

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2017	2016

Revenue	$39,761	$-
Cost of goods sold	25,439	-
Gross Profit	14,322	-

Operating expenses:
Research and development	184,315	113,862
General and administrative	196,670	191,379
Professional fees	923,175	332,650
Total operating expenses	1,304,160	637,891

Net operating loss	(1,289,838)	(637,891)

Other income (expense):
Interest expense	(351,502)	(817,423)
Other expense	-	(340,647)
Gain on settlement	-	53,788
Change in derivative liabilities	(2,115,986)	(26,048)
Loss on joint venture	(6,232)	-
Total other income (expense)	(2,473,720)	(1,130,330)

Net loss	$(3,763,558)	$(1,768,221)

Weighted average number of common shares
outstanding - basic and fully diluted	489,686,283	151,651,420

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

								Total
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2015 (Restated)	-	$-	82,331,062	$823	$10,370,651	$-	$(10,797,033)	$(425,559)

Common stock issued on equity line of credit	-	-	27,952,890	280	143,240	-	-	143,520

Common stock issued on debt conversions	-	-	165,196,985	1,652	736,064	-	-	737,716

Exercise of preferred stock warrants at $0.001 per share, related parties	2,000,000	2,000	-	-	-	-	-	2,000

Exercise of warrants at $0.00001 per share, related parties	-	-	20,000,000	200	-	-	-	200

Exercise of cashless warrants at $0.00001 per share	-	-	2,248,846	22	(22)	-	-	-

Shares issued for serttlement of reimbursements, related party	-	-	600,000	6	13,759	-	-	13,765

Shares issued for services	-	-	6,226,867	63	70,558	-	-	70,621

Amortization of warrants granted for services, related parties	-	-	-	-	25,030	-	-	25,030

Amortization of warrants granted for services	-	-	-	-	14,739	-	-	14,739

Adjustments to derivative liability due to debt conversions	-	-	-	-	525,485	-	-	525,485

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(1,768,221)	(1,768,221)

Balance, December 31, 2016	2,000,000	$2,000	304,556,650	$3,046	$11,899,504	$-	$(12,565,254)	$(660,704)

Common stock sold for cash	-	-	40,000,002	400	284,600	-	-	285,000

Common stock issued on equity line of credit	-	-	5,147,110	51	18,272	-	-	18,323

Common stock issued on debt conversions	-	-	199,342,008	1,993	421,204	-	-	423,197

Exercise of warrants at $0.00001 per share, related parties	-	-	7,000,000	70	-	-	-	70

Shares issued for services on terminated offering	-	-	72,794,907	728	312,290	273,805	-	586,823

Shares issued for services	-	-	9,000,000	90	84,510	-	-	84,600

Warrants issued for services, related parties	-	-	-	-	102,364	-	-	102,364

Warrants issued for services	-	-	-	-	9,617	-	-	9,617

Adjustments to derivative liability due to debt conversions	-	-	-	-	303,542	-	-	303,542

Net loss for the year ended December 31, 2017	-	-	-	-	-		(3,763,558)	(3,763,558)

Balance, December 31, 2017	2,000,000	$2,000	637,840,677	$6,378	$13,435,903	$273,805	$(16,328,812)	$(2,610,726)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,763,558)	$(1,768,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,316	2,083
Change in fair market value of derivative liabilities	2,115,986	26,048
Amortization of debt discounts	340,961	749,162
Gain on settlement of judgment	-	(53,788)
Stock based compensation, related parties	102,364	25,030
Stock based compensation	681,040	85,360
Decrease (increase) in assets:
Accounts receivable	(312)	-
Inventory	(84,763)	-
Other current assets	(23,394)	(2,264)
Increase (decrease) in liabilities:
Accounts payable	126,074	32,475
Accounts payable, related parties	(11,107)	11,586
Accrued interest	8,531	65,860
Accrued interest, related parties	(3,570)	2,400
Judgment payable	-	340,647
Net cash used in operating activities	(509,432)	(483,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,694)	(3,536)
Net cash used in investing activities	(2,694)	(3,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	285,000	-
Proceeds from sale of stock on equity line of credit	18,323	143,520
Proceeds from exercise of warrants, related party	70	2,200
Proceeds from convertible notes payable	300,000	417,500
Repayments of convertible notes payable	-	(89,039)
Repayments of notes payable, related parties	(30,000)	-
Net cash provided by financing activities	573,393	474,181

NET CHANGE IN CASH	61,267	(12,977)
CASH AT BEGINNING OF PERIOD	22,437	35,414

CASH AT END OF PERIOD	$83,704	$22,437

SUPPLEMENTAL INFORMATION:
Interest paid	$5,580	$13,539
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$221,515	$571,183
Value of derivative adjustment due to debt conversions	$303,542	$525,485
Value of shares issued for conversion of debt	$423,197	$737,716
Convertible note issued in settlement of judgment payable	$-	$300,000
Common stock issued for settlement of accounts payable, related party	$-	$13,765
Cashless exercise of common stock warrants, 2,250,000 warrants exercised	$-	$22

The accompanying notes are an integral part of these financial statements.

Premier Biomedical, Inc.

Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Premier Biomedical, Inc. (“the Company”) was incorporated in the State of Nevada on May 10, 2010 (“Inception”). The Company was formed to develop and market medications and procedures that address a significant number of the most highly visible health issues currently affecting mankind. Our current focus is primarily on the development and distribution of our pain products.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Statements of Operations. The Company’s carrying value in an equity method Investee company is typically reflected in the caption “Investment in Joint Venture.” in the Company’s Balance Sheets. As of December 31, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

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

Premier Biomedical, Inc.

Notes to Financial Statements

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock based compensation consisted of the following during the years ended December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016

Common stock issued for services	$84,600	$70,621
Warrants issued for services, related parties	102,364	25,030
Warrants issued for services	9,617	14,739
Common stock issued for services on terminated offering	586,823	-
Total stock based compensation	$783,404	$110,390

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $64,108 and $82,246 for the years ended December 31, 2017 and 2016, respectively.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2017, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.

Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $16,328,812, and had negative working capital of ($2,616,204) at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Accounts Payable

The Company owed $40,195 and $46,016 as of December 31, 2017 and 2016, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $713 and $306 as of December 31, 2017 and 2016, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $478 and $6,167 as of December 31, 2017 and 2016, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

Notes Payable

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO. The principal and interest was repaid in full in November of 2017.

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board. The principal and interest was repaid in full in November of 2017.

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors. The principal and interest was repaid in full in November of 2017.

Premier Biomedical, Inc.

Notes to Financial Statements

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

Common Stock Warrants Exercised

On November 22, 2017, the Company issued 7,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $70.

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $40.

On October 19, 2016, the Company issued 4,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.00001 per share for total proceeds of $40.

Common Stock Warrants Granted

On December 22, 2017, the Company granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (8,500,000 shares); Mitchell Felder (8,500,000 shares), Heidi Carl (6,000,000 shares), John Borza (7,250,000 shares), Jay Rosen (1,000,000 shares), Patricio Reyes (4,000,000 shares) and John Pauly (2,000,000 shares). The exercise price of the foregoing warrants is five cents ($0.005) per share. The warrants are exercisable over seven (7) years. The total fair value of the 37,250,000 common stock warrants using the Black-Scholes option-pricing model is $102,364, or $0.00275 per share, based on a volatility rate of 195%, a risk-free interest rate of 2.01% and an expected term of 3.5 years, and was expensed upon issuance.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2017 and 2016, respectively:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$83,704	$-	$-
Total assets	83,704	-	-
Liabilities
Convertible note payable, net of discounts	-	169,990	-
Derivative liabilities	-	-	2,255,781
Total liabilities	-	169,990	2,255,781
	$83,704	$(169,990)	$(2,255,781)

Premier Biomedical, Inc.

Notes to Financial Statements

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$22,437	$-	$-
Total assets	22,437	-	-
Liabilities
Convertible note payable, net of discounts	-	153,024	-
Notes payable, related parties		30,000	-
Derivative liabilities	-	-	221,822
Total liabilities	-	183,024	221,822
	$22,437	$(183,024)	$(221,822)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2017 or the year ended December 31, 2016.

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

Note 7 – Subsidiary Formation

On January 1, 2018, we transferred the assets of our pain relief operations to Premier Biomedical Pain Relief Meds, LLC, a wholly-owned subsidiary formed on September 14, 2017.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second Diamond Rock Note”). The note is convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	$50,000	$-

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second SEG Note”). The note is convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $10,000 of principal was converted into 5,208,333 shares of common stock on October 31, 2017. Currently in default.	40,000	-

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second RDW Note”). The note is convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $50,000 of principal was converted into an aggregate of 31,015,038 shares of common stock at various dates between November 8, 2017 and December 26, 2017.	-	-

Premier Biomedical, Inc.

Notes to Financial Statements

On August 8, 2017, the Company entered into an exchange agreement with Diamond Rock, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First Diamond Rock Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $15,000 of principal was converted into an aggregate of 7,812,500 shares of common stock at various dates between November 6, 2017 and November 13, 2017. Currently in default.

	35,000	-

On August 8, 2017, the Company entered into an exchange agreement with The Special Equities Group, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First SEG Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.

	50,000	-

On August 8, 2017, the Company entered into an exchange agreement with RDW Capital, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First RDW Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,000 of principal was converted into 13,157,895 shares of common stock on October 31, 2017. Currently in default.

	25,000	-

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

	-	27,480

Total convertible notes payable, currently in default	200,000	302,480
Less unamortized derivative discounts:	30,010	149,456
Convertible notes payable	169,990	153,024
Less: current portion	169,990	153,024
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Financial Statements

The Company recognized interest expense for the years ended December 31, 2017 and 2016, respectively, as follows:

	December 31,	December 31,
	2017	2016

Interest on convertible notes	$8,531	$52,720
Interest on related party loans	2,010	2,400
Amortization of derivative discounts	340,961	551,149
Amortization of loan origination costs	-	79,451
Amortization of beneficial conversion feature	-	81,648
Amortization of OID	-	36,914
Interest on judgment payable	-	13,141
Total interest expense	$351,502	$817,423

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $221,515 and $652,433 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2017 and 2016, respectively. The discounts, as recognized below, are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $340,961 and $749,162 of interest expense pursuant to the amortization of note discounts during the years ended December 31, 2017 and 2016, respectively.

The Company recognized interest expense for the years ended December 31, 2017 and 2016, respectively, as follows:

	December 31,	December 31,
	2017	2016

Derivative discounts	$221,515	$571,183
Original issue discounts	-	23,750
Loan origination costs	-	57,500
Total debt discounts	$221,515	$652,433

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

Premier Biomedical, Inc.

Notes to Financial Statements

Note 9 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s CEO.	$-	$10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from the Company’s Chairman of the Board.	-	10,000

On July 6, 2015, the Company received an unsecured loan in the amount of $10,000, due on demand, bearing interest at a simple interest rate of 8%, from one of the Company’s Directors.	-	10,000

Total notes payable, related parties	-	30,000
Less: current portion	-	30,000
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense in the amount of $2,010 and $2,400 for the years ended December 31, 2017 and 2016, respectively related to notes payable, related parties.

A total of $32,010, consisting of $30,000 of principal and $2,010 of interest was repaid on various dates within November of 2017.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $2,255,781 and $221,822 at December 31, 2017 and 2016, respectively. The change in fair value of the derivative liabilities resulted in a loss of $2,115,986 and a loss of $26,048 for the years ended December 31, 2017 and 2016, respectively, which has been reported within other expense in the statements of operations. The loss of $2,115,986 for the year ended December 31, 2017 consisted of a loss of $7,103,444 attributable to the fair value of warrants, a gain of $3,766,437 due to the subsequent exchange of the warrants, a net loss in market value of $4,767 on the convertible notes and a net gain of $1,225,788 in market value of the warrants. The loss of $26,048 for the year ended December 31, 2016 consisted of a loss of $12,232 due to the value in excess of the face value of the convertible notes and a net loss in market value of $13,816 on the convertible notes.

Premier Biomedical, Inc.

Notes to Financial Statements

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2017 and 2016, respectively:

Derivative
Liability
Total
Balance, December 31, 2015	$150,076
Increase in derivative value due to issuances of convertible promissory notes	583,415
Change in fair market value of derivative liabilities due to the mark to market adjustment	13,816
Debt conversions	(525,485)
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of convertible promissory notes	221,515
Increase in derivative value attributable to tainted warrants	7,103,444
Decrease in derivative value attributable to exchange of warrants	(3,766,437)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,221,021)
Debt conversions	(303,542)
Balance, December 31, 2017	$2,255,781

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2017 and 2016:

•	Stock price ranging from $0.0081 to $0.0035 during these periods would fluctuate with projected volatility.

•	The notes convert with variable conversion prices and fixed conversion prices (tainted notes).

•	An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 141% - 232%.

•	The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.

•	All notes are assumed to be extended at maturity by 2 years – the time required to convert out this volume of stock.

•	The holders of the securities would automatically convert midway through to maturity on a monthly basis based on ownership and trading volume limitations.

•	A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.

•	The monthly trading volume would average $1,120,620 to $1,441,388 and would increase at 1% per month.

Premier Biomedical, Inc.

Notes to Financial Statements

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

Premier Biomedical, Inc.

Notes to Financial Statements

Preferred Stock Issuances for Exercise of Preferred Stock Warrants, Related Parties (2016)

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

Securities Purchase Agreement (2017)

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

Registration Rights Agreement (2017)

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

Common Stock Issuances for Debt Conversions (2017)

On various dates between October 31, 2017 and December 26, 2017, the Company issued a total of 57,193,766 shares of common stock pursuant to the conversion of an aggregate of $100,000 of principal, among the First and Second RDW, SEG and Diamond Rock Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Common Stock Issuances on Stock Purchase Agreement (2017)

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

Common Stock Issuances for Exercise of Common Stock Warrants (2017)

On November 22, 2016, the Company issued 7,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $70.

Common Stock Issuances for Exercise of Common Stock Warrants (2016)

On December 23, 2016, the Company issued 6,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $60.

Premier Biomedical, Inc.

Notes to Financial Statements

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

Common Stock Issuances for Services (2017)

On December 6, 2017, we agreed to issue a total of 136,470,585 shares of our common stock to The Special Equities Group, LLC, RDW Capital, LLC and DiamondRock, LLC as compensation, of which a total of 72,794,907 shares were issued immediately with an aggregate fair value of $313,018 based on the closing price of the Company’s common stock on the date of grant, and the other 63,675,678 shares were subsequently issued on various dates between January 17, 2018 and February 13, 2018. The aggregate fair value of the shares issued subsequent to December 31, 2017 was $273,805.

On August 25, 2017, we agreed to issue 9,000,000 shares of our common stock to a third-party for consulting services rendered. The shares were subsequently issued on December 1, 2017. The total fair value of the common stock was $84,600 based on the closing price of the Company’s common stock on the date of grant.

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

Premier Biomedical, Inc.

Notes to Financial Statements

Note 13 – Series A Convertible Preferred Stock Warrants

Series A Convertible Preferred Stock Warrants Granted

No series A preferred stock warrants were granted during the years ended December 31, 2017 and 2016.

Series A Preferred Stock Warrants Cancelled

No series A preferred stock warrants were cancelled during the years ended December 31, 2017 and 2016.

Series A Preferred Stock Warrants Expired

No series A preferred stock warrants were expired during the years ended December 31, 2017 and 2016.

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

No Series A Preferred Stock Warrants were outstanding at December 31, 2017.

Note 14 – Common Stock Warrants

Common Stock Warrants Granted (2017)

On December 22, 2017, the Company granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (8,500,000 shares); Mitchell Felder (8,500,000 shares), Heidi Carl (6,000,000 shares), John Borza (7,250,000 shares), Jay Rosen (1,000,000 shares), Patricio Reyes (4,000,000 shares) and John Pauly (2,000,000 shares). The exercise price of the foregoing warrants is five cents ($0.005) per share. The warrants are exercisable over seven (7) years. The total fair value of the 37,250,000 common stock warrants using the Black-Scholes option-pricing model is $102,364, or $0.00275 per share, based on a volatility rate of 195%, a risk-free interest rate of 2.01% and an expected term of 3.5 years, and was expensed upon issuance.

On December 22, 2017, we also issued warrants to purchase a total of three million five hundred thousand (3,500,000) shares of our common stock amongst three members of our Scientific Advisory Board. The exercise price of the foregoing warrants is five cents ($0.005) per share. The warrants are exercisable over seven (7) years. The total fair value of the 3,500,000 common stock warrants using the Black-Scholes option-pricing model is $9,617, or $0.00275 per share, based on a volatility rate of 195%, a risk-free interest rate of 2.01% and an expected term of 3.5 years, and was expensed upon issuance.

A total of $111,981 and $39,769 of warrants were amortized and expensed to professional fees as stock-based compensation during the years ended December 31, 2017 and 2016, respectively, including $102,364 and $25,030 during the years ended December 31, 2017 and 2016, respectively, related to warrants issued to related parties.

Premier Biomedical, Inc.

Notes to Financial Statements

Common Stock Warrants Cancelled (2016)

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

Common Stock Warrants Expired (2016)

A total of 300,000 warrants exercisable at $0.96 per share expired during year ended December 31, 2016.

Exercise of Common Stock Warrants (2016)

On February 10, 2016, the Company issued 2,248,846 shares of common stock pursuant to the cashless exercise of 2,250,000 warrants by the Company’s securities attorney at $0.00001 per share.

Exercise of Common Stock Warrants, Related Party (2017)

On November 22, 2017, the Company issued 7,000,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.00001 per share for total proceeds of $70.

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

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2017.

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise	Shares Underlying Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise	Shares Underlying Warrants	Weighted Average Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.00001 – $1.45	64,440,000	6.01 years	$0.1194	64,440,000	$0.1194

Premier Biomedical, Inc.

Notes to Financial Statements

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2017	2016

Average risk-free interest rates	1.75%	N/A
Average expected life (in years)	9.22	N/A

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the years ended December 31, 2017 and 2016 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.00275 per warrant granted during the year ended December 31, 2017.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2015	53,591,455	$0.1463
Warrants cancelled	(351,455)	(0.18)
Warrants expired	(300,000)	(0.96)
Warrants exercised	(22,250,000)	(0.00001)
Balance, December 31, 2016	30,690,000	$0.24407
Warrants granted	40,750,000	0.005
Warrants exercised	(7,000,000)	(0.00001)
Balance, December 31, 2017	64,440,000	$0.1194

Exercisable, December 31, 2017	64,440,000	$0.1194

Note 15 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Premier Biomedical, Inc.

Notes to Financial Statements

For the years ended December 31, 2017 and 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2017 and December 31, 2016, the Company had approximately $4,860,000 and $4,334,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$1,701,000	$1,516,900

Net deferred tax assets before valuation allowance	$1,701,000	$1,516,900
Less: Valuation allowance	(1,701,000)	(1,516,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016, respectively.

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

Premier Biomedical, Inc.

Notes to Financial Statements

Note 16 – Subsequent Events

Securities Purchase Agreement

On March 1, 2018, we received $60,000 from two investors from the sale of convertible notes. These investors have also committed to provide an additional $240,000 in the near future. The investors purchased convertible notes at the signing of a Securities Purchase Agreement for an aggregate amount of $60,000. The investors will buy additional convertible notes for an aggregate of $60,000 within five trading days of our filing a registration statement to cover the investors’ shares of common stock issuable upon conversion of the convertible notes. Within five trading days of the registration statement being declared effective, the investors will buy additional convertible notes for an aggregate of $180,000.

Common Stock Issuances for Debt Conversions

On January 29, 2018, the Company issued 26,559,426 shares of common stock pursuant to the conversion of $40,000 of principal from the Second SEG Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 3, 2018, the Company issued 19,230,769 shares of common stock pursuant to the conversion of $25,000 of principal from the First RDW Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances on Subscriptions Payable

On various dates from January 17, 2018 through February 13, 2018, the Company issued a total of 63,675,678 shares to The Special Equities Group and DiamondRock, LLC as compensation valued at $273,805 awarded on December 6, 2017.

On January 10, 2017, the Company drew down $10,323 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 3,147,110 shares of common stock pursuant to the Sixth Put Notice.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have a formal policy or written procedures for the approval, identification and reporting of related-party transactions. Our controls are not adequate to ensure that all material transactions and developments with related parties will be properly identified, approved and reported. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have policies and procedures for the identification, approval and reporting of related-party transactions and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have written documentation of our internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have segregation of duties and has concluded that the control deficiency that resulted represented a material weakness.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

William A. Hartman	76	President, Chief Executive Officer, and Director (June 2010)

Dr. Mitchell S. Felder	64	Chairman of the Board of Directors and the Scientific Advisory Board (June 2010)

Heidi H. Carl	48	Chief Financial Officer, Secretary, Treasurer and Director (June 2010)

Dr. Patricio F. Reyes	71	Chief Technology Officer and Director (August 2016)

John S. Borza	64	Vice President and Director (August 2012)

Jay Rosen	64	Director (June 2010)

John Pauly	57	Director (December 2017)

William A. Hartman, age 76, is our President and Chief Executive Officer and a member of our Board of Directors. From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc. From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc. From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive. From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984 he was Division Quality Compliance Manager at Ford Motor Company. At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants. He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion. Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 64, is our Chairman of the Board of Directors and our Scientific Advisory Board. Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983. He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology. Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents. Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap. During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist. Dr. Felder is presently an attending neurologist at the William Beaumont Army Medical Center in El Paso, Texas. Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 48, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors. From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc. From June 2007 to May 2009, Ms. Carl was the Product Development Specialist at General Motors Corporation. From May 2006 to May 2007, Ms. Carl was the Associate Marketing Manager at General Motors Corporation. From May 2003 to May 2006, Ms. Carl was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Ms. Carl was the District Area Parts Manager at General Motors Corporation. Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Dr. Patricio F. Reyes, MD, FAAN, age 71, is a board certified neurologist and neuropathologist, has served as the Chief Medical Officer and Board Member of the Retired National Football League Players Association since 2013. Dr. Reyes has been a board member of the Association of Ringside Physicians since 2008 and was previously its Chair of the Education Committee and 2009 Distinguished Educator. Dr. Reyes has worked as a neurologist and neuropathologist for the Phoenix VA Hospital since 2014. Dr. Reyes is the co-founder, Chief Medical Officer and Chair of the Scientific Advisory Board of Yuma Therapeutics, Inc. where he has worked since 2012. He is a Fellow of the American Academy of Neurology and was former Professor of Neurology and Neuropathology at Thomas Jefferson Medical School in Philadelphia, Pennsylvania, and Professor of Neurology, Pathology and Psychiatry at Creighton University School of Medicine in Omaha, Nebraska.

John S. Borza, PE, AVS, age 64, is our Vice President and was appointed to our Board of Directors on August 17, 2012. Mr. Borza is currently the President and Chief Executive Officer of Value Innovation, LLC, a consulting firm focused on value engineering and creative problem solving, where he has served since August 2009. Prior to Value Innovation, Mr. Borza was a Specialist with TRW Automotive from September 2007 to September 2009, and a Director at TRW Automotive from May 1999 to September 2007. Earlier in his career, Mr. Borza worked in R&D for 12 years on a variety of products and technologies in various capacities ranging from Engineer to Chief Engineer, before moving into launch and production support roles. Mr. Borza is an Altshuller Institute certified TRIZ Practitioner, and a SAVE International certified Associate Value Specialist. He is active in the local chapter of SAVE International and currently serves as the chapter Past-President. Mr. Borza holds a BS degree in Electrical Engineering and an MBA from the University of Michigan.

Jay Rosen, age 64, has been a member of our Board of Directors since our inception in June 2010. Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971. He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005. Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start-up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange. Mr. Rosen studied economics and finance at New York University and Columbia University.

John Pauly, age 57, has served as Executive Vice President at HealthWarehouse.com, Inc., an online Verified Internet Pharmacy Practice Site (VIPPS), since October 2017. From January 2017 through March 2017, Mr. Pauly served as the interim Chief Executive Officer of HealthWarehouse.com. From January 2016 until his time at HealthWarehouse.com, he was the Chief Operating Officer of Specialty Medical Drug Store, also a VIPPS accredited online pharmacy business.

Since January 2014, Mr. Pauly has been an independent consultant and investor to businesses in the pharmaceutical industry. From August 2013 through December 2013, he was Vice President at Acton Pharmaceuticals where he was responsible for the strategy and operations to commercialize its first FDA approved product, handling all implementation activities through outsourced third-parties.

From January 2013 through August 2013, Mr. Pauly was a consultant to the Chief Executive Officer of Crown Laboratories, Inc., a fully integrated specialty pharmaceutical company. There he assisted in creating and implementing corporate strategy, and OTC and Rx drug development, manufacturing and commercialization.

Prior to his time at Crown Laboratories, Mr. Pauly was at Merz Pharmaceuticals, LLC, a specialty healthcare company and subsidiary of Merz Pharmaceuticals GmbH, where he served as Vice President of Commercial Operations from May 2011 to June 2012 and Executive Director of OCG Strategy and Operations from March 2009 to April 2011. His duties at Merz included management of a unit of 98 people covering a wide-range of business functions. He played a major role in corporate strategy and evaluating licensing and M&A opportunities.

Mr. Pauly has also served in a variety of management positions within the healthcare and pharmaceutical industries since 1990 and brings a wide range of skills and expertise to the Board of Directors.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, only Mr. Rosen is an independent director.

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

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Dr. Mitchell S. Felder	1	1
William A. Hartman	1	1
Dr. Patricio F. Reyes	1	1
Heidi Carl	1	1
John Pauly	2	1
Jay Rosen	1	1

Board Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the OTCQB of the OTC Markets. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future. We have a Scientific Advisory Board that serves an advisory role to management and the Board of Directors.

We do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended December 31, 2017 and 2016, the Board of Directors met approximately on a bi-weekly basis.

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

Scientific Advisory Board

Our Board of Directors has established a Scientific Advisory Board that assists management and the Board of Directors on an advisory basis with respect to the research, development, clinical, regulatory and commercial plans and activities relating to research, manufacture, use and sale of our pain management products and drug candidates. The Scientific Advisory Board meets on an ad hoc basis and may attend meetings of the Board at the Board’s request. Its current members are Mitchell S. Felder, MD, Patricio F. Reyes, MD, FAAN, Carl E. Meyer, DO, MBA, and Kathryn Meyer, DO. All members of the Scientific Advisory Board are doctors and have extensive knowledge, experience and training in the fields of medicine relevant to our business.

Scientific Advisory Board members are not entitled to receive compensation, but warrants or other benefits may be awarded at the discretion of the Board of Directors. We granted warrants, to purchase 500,000 shares of our common stock at an exercise price of $0.005 over seven (7) years from the grant date on December 22, 2017, to each of Carl Meyer and Katherine Meyer for their services on the Scientific Advisory Board.

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

Pursuant to the employment agreement with Hartman, he will be compensated in the amount of $150,000 per year for the duration of the agreement. Pursuant to the agreement, Hartman has waived the salary and the accrual thereof in exchange for being issued a Common Stock Purchase Warrant whereby Hartman may purchase a maximum of 105,000 shares of our common stock at a purchase price of $1.45 per share. The agreement has a one-year term and provides for two (2) years of severance at his then-current salary in the event Hartman is terminated due to death, disability or without cause. Mr. Hartman is still employed under the terms of the agreement.

We do not currently have a written employment agreement with our other executives. All other executives are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William A.	2017	-0-	-0-	-0-	23,358	(2)	-0-	-0-	-0-	23,358
Hartman, Chief	2016	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-
Executive Officer (1)

Heidi H. Carl,	2017	-0-	-0-	-0-	16,488	(4)	-0-	-0-	-0-	16,488
Chief Financial Officer(3)	2016	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-

__________

(1)	Mr. Hartman does not receive a salary for his services as Chief Executive Officer.
(2)	Option awards consist of warrants to purchase 8,500,000 shares of our common stock at an exercise price of $0.005 over seven (7) years from the grant date on December 22, 2017.
(3)	Ms. Carl does not receive a salary for her services as Secretary and Treasurer.
(4)	Option awards consist of warrants to purchase 6,000,000 shares of our common stock at an exercise price of $0.005 over seven (7) years from the grant date on December 22, 2017.

Officer and Director Compensation

On December 22, 2017, we issued warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (8,500,000 shares); Mitchell Felder (8,500,000 shares), Heidi Carl (6,000,000 shares), John Borza (7,250,000 shares), Patricio Reyes (4,000,000 shares) and Jay Rosen (1,000,000 shares). We also issued warrants to purchase shares of our common stock to three members of our Scientific Advisory Board in the amounts indicated: Heleno Souza (2,500,000 shares), Carl Meyer (500,000 shares) and Katherine Meyer (500,000 shares). The exercise price of the foregoing warrants is One Half Cent ($0.005) per share. The warrants also have a cashless exercise option.

The warrants were issued with respect to services provided in 2017 and vested immediately upon issuance. The issuance of the warrants was fully approved by our Board of Directors on December 22, 2017, the date a fully executed resolution authorizing the issuance was delivered to us.

Also on December 22, 2017, we issued a warrant to John Pauly as an initial incentive award following his appointment to the Board of Directors, which will allow him to purchase 2,000,000 shares of our common stock. The terms of this warrant are the same as those in the warrants issued to the other directors on this date, having an exercise price of One Half Cent ($0.005) and a cashless exercise option.

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 4, 2018, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership (3)

William A. Hartman (4)(10)	32,255,000	(8)	4.3%	1,000,000	50.0%

Dr. Mitchell S. Felder (4)(5)	31,512,672	(9)	4.1%	1,000,000	50.0%

Heidi H. Carl (4)(10)	9,270,000	(12)	1.2%	-	-

Jay Rosen (4)	2,670,000	(13)	*	-	-

John S. Borza (4)	11,226,000	(11)	1.5%	-	-

John Pauly(4)(6)	2,000,000	(15)	*	-	-

Dr. Patricio Reyes(4)(7)	1,170,000	(14)	*	-	-

All Officers and Directors as a Group (7 Persons)	94,103,672	(8)(9)(11)(12)(13)(14)(15)	11.7%	2,000,000	100.0%

_____________

*	Less than 1%
(1)	Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.
(2)	Unless otherwise indicated, based on 747,306,550 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.
(4)	Indicates one of our officers or directors.
(5)	Dr. Felder’s address is P.O. Box 1332, Hermitage, PA 16148.
(6)	Mr. Pauly’s address is 900 Squire Oaks Drive, Villa Hills, KY 41017.
(7)	Dr. Reyes’ address is 10618 North Eleventh Place, Phoenix, AZ 85020.
(8)	Includes 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 50,000 shares of common stock that may be acquired at $1.45 per share, 105,000 shares of common stock that may be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,600,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, 1,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share, and 8,500,000 shares of common stock that may be acquired upon the exercise of warrants at $0.005 per share.

(9)	Includes 3,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.00001 per share, 1,000,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 50,000 shares of common stock that may be acquired at $1.45 per share, 105,000 shares of common stock that may be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,600,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, 1,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share, and 8,500,000 shares of common stock that may be acquired upon the exercise of warrants at $0.005 per share.
(10)	William A. Hartman is the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his daughter.
(11)	Includes 20,000 shares of common stock owned by Mr. Borza’s spouse, 1,050,000 shares of common stock that may be acquired by Mr. Borza at $1.45 per share upon the exercise of warrants, 70,000 shares of common stock that may be acquired at $1.45 per share upon the exercise of warrants if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,200,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, 600,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share, and 7,250,000 shares of common stock that may be acquired upon the exercise of warrants at $0.005 per share.
(12)	Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, 70,000 shares of common stock that can be acquired at $1.45 per share if the Company’s common stock reaches a closing bid price of $3.00 per share and remains at or above $3.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 1,400,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, 750,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share, and 6,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.005 per share.
(13)	Includes 50,000 shares of common stock that may be acquired upon the exercise of warrants at $1.45 per share, 400,000 shares of common stock that may be acquired upon the exercise of warrants at $0.25 per share, 200,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share, and 1,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.005 per share.
(14)	Includes 700,000 shares or the Company’s common stock that may be acquired upon the exercise of warrants at $0.25 per share, 350,000 shares of common stock that may be acquired upon the exercise of warrants at $0.05 per share, and 4,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.005 per share.
(15)	Consists of 2,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.005 per share.

Other than as set forth above, the issuer is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer.

There are no current arrangements which will result in a change in control.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Joint Venture

On September 13, 2016, we entered into an operating agreement to form a pain management joint venture company with Advanced Technologies Solutions (ATS), a company owned by Ronald T. La Borde, a member of our Board of Directors. The joint venture company, Premier Biomedical Pain Management Solutions, LLC, a Nevada limited liability company (PBPMS), was formed to develop and market natural and cannabis-based generalized, neuropathic, and localized pain relief treatment products. We owned 50% of PBPMS and ATS owned the other 50%, with 89% of the profits allocated to us and the remaining 11% of profits allocated to ATS.

The PBPMS operating agreement called for ATS to enter into a licensing agreement with PBPMS. Upon entering into the license agreement, Mr. La Borde was to receive 1,250,000 warrants to purchase our common stock at an exercise price of $0.05 per share.

However, the license agreement was never entered into, the joint venture was terminated, and PBPMS was dissolved on September 19, 2017.

License Agreements

On May 12, 2010, we entered into two separate license agreements. one license agreement was entered into with Altman Enterprises, LLC, wherein we obtained certain exclusive rights in (i) proprietary technology that is the subject of one pending PCT patent application relating to the treatment of auto-immune diseases, and (ii) the Feldetrex® trademark. The other license agreement was entered into with Marv Enterprises, LLC, wherein we obtained certain exclusive rights in proprietary technology that is the subject of two PCT patent applications relating to the treatment of blood borne carcinomas and sequential extracorporeal treatment of blood. Authority to execute the license agreements on behalf of Altman and Marv is vested in Dr. Mitchell S. Felder, the Chairman of our Board of Directors. Because the licensors are controlled by one of our directors, there may exist a conflict of interest in decisions made by the Company with respect to the licenses.

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

As of December 31, 2017, we have not sold any products using the licensed technology and thus have not paid any license fees. We have, however, reimbursed expenses associated with the technology we have licensed, and owe them an additional $46,016.

Stock Issuances

Preferred Stock

On January 2, 2016, two of our officers and directors, William A. Hartman and Mitchell Felder, each exercised warrants to acquire one million (1,000,000) shares of Series A Convertible Preferred Stock each. Each share of Series A Convertible Preferred Stock is convertible, at the election of the holder thereof, into one (1) share of our common stock, and has one hundred (100) votes per share. We issued the warrants on June 21, 2010 and they had an exercise price of $0.001 per share.

The Preferred Stock also contains protective provisions as follows:

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

Warrant Exercise

On November 22, 2017, we issued 7,000,000 shares of common stock, restricted in accordance with Rule 144, to William Hartman, an officer and director of the Company, upon the exercise of warrants at $0.00001 per share.

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

As of December 31, 2017, the Promissory Notes had an aggregate outstanding balance of $200,000.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016
Audit Fees (1)	$14,000	$11,500
Audit Related Fee (2)	20,500	10,500
Tax Fees	-	-
All Other Fees	-	-
Total	$34,500	$22,000

_______

(1)	Audit fees were principally for audit services.

(2)	Audit related fees were principally for work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Of the fees described above for the years ended December 31, 2017 and 2016, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit No.	Description of Exhibits
3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc., as amended

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

4.1 (29)	Form of Series A Common Stock Purchase Warrant

4.2 (29)	Form of Series B Common Stock Purchase Warrant

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (1)	Common Stock Purchase Warrant issued to The Lebrecht Group, APLC

10.8 (1)	Promissory Note issued to William A. Hartman dated December 31, 2010

10.9 (1)	Promissory Note issued to Mitchell Felder dated December 31, 2010

10.10 (1)	Promissory Note issued to William A. Hartman dated March 31, 2011

10.11 (1)	Promissory Note issued to Mitchell Felder dated March 31, 2011

10.12 (1)	Form of Warrant Sold in Private Placement

10.13 (3)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC.

10.14 (3)	Frist Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC.

10.15 (4)	Collaboration Agreement with the University of Texas System dated May 9, 2012

10.16 (5)	Employment Agreement with William A. Hartman, dated September 28, 2012

10.17 (6)	Form of Directors and Officers Warrant

10.18 (7)	Form of Directors Stock Purchase Agreement

10.19 (8)	Cooperative Research and Development Agreement with U.S. Army Medical Research and Material Command

10.20 (9)	Securities Purchase Agreement dated August 13, 2013

10.21 (9)	Convertible Promissory Note dated August 13, 2013

10.22 (10)	Form of Directors Bridge Loan Agreement Promissory Note dated November 18, 2013

10.23 (11)	Securities Purchase Agreement dated November 25, 2014

10.24 (11)	Convertible Promissory Note dated November 25, 2014

10.25 (12)	Securities Purchase Agreement dated January 30, 2015

10.26 (12)	Convertible Promissory Note dated January 30, 2015

10.27 (13)	Securities Purchase Agreement dated February 24, 2015

10.28 (13)	Convertible Promissory Note dated February 24, 2015

10.29 (14)	Amendment to Note dated March 4, 2015

10.30 (15)	Patent License Agreement dated March 4, 2015

10.31 (16)	Common Stock Purchase Warrant dated March 20, 2015

10.32 (17)	Amendment No. 1 to Patent License Agreement dated June 19, 2015.

10.33 (18)	Common Stock Purchase Warrant issued to Ryan Fields dated March 30, 2015

10.34 (19)	Consulting Agreement with FBROCCO dated June 23, 2015

10.35 (20)	Convertible Promissory Note dated September 2, 2015

10.36 (21)	Securities Purchase Agreement dated September 3, 2015 with Vis Vires Group, Inc.

10.37 (21)	Convertible Promissory Note dated September 3, 2015 with Vis Vires Group, Inc.

10.38 (22)	Securities Purchase Agreement dated December 28, 2015 with Redwood Management, LLC

10.39 (22)	Convertible Promissory Note dated December 28, 2015 with Redwood Management, LLC

10.40 (22)	Registration Rights Agreement dated December 28, 2015 with Redwood Management, LLC

10.41 (23)	Convertible Promissory Note dated January 8, 2016, with Redwood Fund III Ltd.

10.42 (24)	Convertible Promissory Note dated February 22, 2016 with Redwood Management, LLC

10.43 (25)	First Amendment to Securities Purchase Agreement dated February 22, 2016

10.44 (25)	Second Amendment to Securities Purchase Agreement dated March 7, 2016

10.45 (25)	Convertible Promissory Note dated March 7, 2016 with Redwood Management, LLC

10.46 (26)	Convertible Promissory Note dated March 11, 2016 with Redwood Management, LLC

10.47 (27)	Stock Purchase Agreement dated May 27, 2016 with Redwood Management, LLC

10.48 (27)	Convertible Promissory Note dated May 27, 2016 with Redwood Management, LLC

10.49 (27)	Registration Rights Agreement dated May 27, 2016 with Redwood Management, LLC

10.50 (28)	Warrant Purchase Agreement by and among Typenex Co-Investment, LLC, Redwood Management, LLC and the Company, dated October 10, 2016

10.51 (28)	Exchange Agreement by and between Redwood Management, LLC and Premier Biomedical, Inc., dated October 10, 2016

10.52 (28)	10% Convertible Promissory Note in the principal amount of $300,000, due October 10, 2017, issued to Redwood Management, LLC by the Company, dated October 10, 2016

10.53 (29)	Form of Securities Purchase Agreement, dated March 30, 2017

10.54 (29)	Form of Registration Rights Agreement, dated March 30, 2017

10.55 (30)	Amendment No. 1 of the Securities Purchase Agreement, dated August 8, 2017

10.56 (30)	Amendment No. 1 of the Registration Rights Agreement, dated August 4, 2017

10.57 (30)	Form of Exchange Agreement, dated August 4, 2017

10.58 (30)	Form of 8% Convertible Promissory Note, dated August 8, 2017

10.59 (31)	Form of 8% Convertible Promissory Note, dated October 30, 2017

10.60	Form of 8% Convertible Promissory Note, dated March 1, 2018

10.61	Securities Purchase Agreement dated March 1, 2018, by and among the Company, RedDiamond Partners LLC and SEG-RedaShex, LLC

10.62	Registration Rights Agreement dated March 1, 2018, by and among the Company, RedDiamond Partners LLC and SEG-RedaShex, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
_____________

(1)	Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 9, 2016, filed with the Commission on February 10, 2016.
(3)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on October 4, 2011.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 14, 2012.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 10, 2012.
(6)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 1, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K dated February 20, 2013, filed with the Commission on February 27, 2013.
(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 12, 2013.
(9)	Incorporated by reference from our Current Report on Form 8-K dated August 22, 2013, filed with the Commission on August 28, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K dated December 6, 2013, filed with the Commission on December 9, 2013.
(11)	Incorporated by reference from our Current Report on Form 8-K dated December 1, 2014, filed with the Commission on December 2, 2014.
(12)	Incorporated by reference from our Current Report on Form 8-K dated February 2, 2015, filed with the Commission on February 4, 2015.
(13)	Incorporated by reference from our Current Report on Form 8-K dated March 2, 2015, filed with the Commission on March 4, 2015.

(14)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 6, 2015.
(15)	Incorporated by reference from our Current Report on Form 8-K dated March 16, 2015, filed with the Commission on March 18, 2015.
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q dated May 14, 2015, filed with the Commission on May 15, 2015.
(17)	Incorporated by reference from our Current Report on Form 8-K dated June 19, 2015, filed with the Commission on June 23, 2015.
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on August 14, 2015.
(19)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2015, filed with the Commission on July 9, 2015.
(20)	Incorporated by reference from our Current Report on Form 8-K dated September 8, 2015, filed with the Commission on September 9, 2015.
(21)	Incorporated by reference from our Current Report on Form 8-K dated September 21, 2015, filed with the Commission on September 23, 2015.
(22)	Incorporated by reference from our Current Report on Form 8-K dated December 30, 2015, filed with the Commission on December 31, 2015.
(23)	Incorporated by reference from our Current Report on Form 8-K dated January 11, 2016, filed with the Commission on January 12, 2016.
(24)	Incorporated by reference from our Current Report on Form 8-K dated March 1, 2016, filed with the Commission on March 3, 2016.
(25)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 11, 2016.
(26)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on March 15, 2016.
(27)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 3, 2016.
(28)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on October 14, 2016.
(29)	Incorporated by reference from our Registration Statement on Form S-1 (File No. 333-218250) filed with the Commission on May 26, 2017.
(30)	Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on August 21, 2017.
(31)	Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on October 16, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: April 12, 2018	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2018	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Chief Executive Officer and Director

Dated: April 12, 2018	By:	/s/ Heidi H. Carl
Heidi H. Carl
	Its:	Chief Financial Officer, Treasurer and Principal Accounting Officer

Dated: April 12, 2018	By:	/s/ Dr. Mitchell S. Felder
Dr. Mitchell S. Felder
Director

Dated: April 12, 2018	By:	/s/ John Pauly
John Pauly
Director

Dated: April 12, 2018	By:	/s/ John S. Borza
John S. Borza
Director

