Form 10-Q
period 2018-03-31
PREMIER BIOMEDICAL INC
filed 2018-05-23
CIK 1515740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 21, 2018, there were 747,306,550 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash	$79,221	$83,704
Accounts receivable	-	312
Inventory	79,410	84,763
Other current assets	33,327	34,824
Total current assets	191,958	203,603

Property and equipment, net	6,916	5,478

Total assets	$198,874	$209,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$346,856	$346,814
Accounts payable, related parties	40,904	41,382
Accrued interest	9,125	5,840
Convertible notes payable, net of discounts of $40,222 and $30,010 at March 31, 2018 and December 31, 2017, respectively, currently in default	154,778	169,990
Derivative liabilities	1,574,343	2,255,781
Total current liabilities	2,126,006	2,819,807

Total liabilities	2,126,006	2,819,807

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	2,000	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 747,306,550 and 637,840,677 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7,473	6,378
Additional paid in capital	13,825,883	13,435,903
Subscriptions payable, consisting of -0- and 63,675,678 shares at March 31, 2018 and December 31, 2017, respectively	-	273,805
Accumulated deficit	(15,762,488)	(16,328,812)
Total stockholders' equity (deficit)	(1,927,132)	(2,610,726)

Total liabilities and stockholders' equity (deficit)	$198,874	$209,081

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

Revenue	$10,395	$-
Cost of goods sold	6,058	-
Gross profit	4,337	-

Operating expenses:
General and administrative	34,492	33,059
Professional fees	39,616	41,147
Total operating expenses	74,108	74,206

Net operating loss	(69,771)	(74,206)

Other income (expense):
Interest expense	(64,145)	(152,747)
Change in derivative liabilities	700,240	(5,100,091)
Equity in losses of investment in joint venture	-	(2,058)
Total other income (expense)	636,095	(5,254,896)

Net income (loss)	$566,324	$(5,329,102)

Weighted average number of common shares outstanding - basic	718,803,900	401,283,532
Weighted average number of common shares outstanding - fully diluted	721,796,400	402,283,532

Net loss per share - basic	$0.00	$(0.01)
Net loss per share - fully diluted	$0.00	$(0.01)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$566,324	$(5,329,102)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	591	528
Equity in losses of joint venture investment	-	2,058
Change in fair market value of derivative liabilities	(700,240)	5,100,091
Amortization of debt discounts	60,860	149,456
Decrease (increase) in assets:
Accounts receivable	312	-
Inventory	5,353	-
Other current assets	1,497	1,922
Increase (decrease) in liabilities:
Accounts payable	42	(42,297)
Accounts payable, related parties	(478)	236
Accrued interest	3,285	2,691
Accrued interest, related parties	-	600
Net cash used in operating activities	(62,454)	(113,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,029)	-
Investment in joint venture	-	(2,058)
Net cash used in investing activities	(2,029)	(2,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	285,000
Proceeds from sale of stock on equity line of credit	-	18,323
Proceeds from convertible notes payable	60,000	-
Net cash provided by financing activities	60,000	303,323

NET CHANGE IN CASH	(4,483)	187,448
CASH AT BEGINNING OF PERIOD	83,704	22,437

CASH AT END OF PERIOD	$79,221	$209,885

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$60,000	$-
Value of derivative adjustment due to debt conversions	$52,270	$229,043
Value of shares issued for conversion of debt	$65,000	$323,197

See accompanying notes to financial statements.

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed financial statements of Premier Biomedical, Inc. (“the Company”) have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Weighted average common shares outstanding – basic	718,803,900	401,283,532
Plus: Potentially dilutive common shares:
Stock options and warrants	2,992,500	-
Weighted average common shares outstanding – diluted	721,796,400	401,283,532

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 61,440,000 and 110,690,004 as of March 31, 2018 and 2017, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had no stock based compensation issuances during the three months ended March 31, 2018 and 2017.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses were $9,925 and $67,216 for the three months ended March 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

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

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2018, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $15,762,488, and had negative working capital of ($1,934,048) at March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable

The Company owed $39,116 and $40,195 as of March 31, 2018 and December 31, 2017, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $713 as of March 31, 2018 and December 31, 2017, to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 and $478 as of March 31, 2018 and December 31, 2017, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

Note 4 – Subsidiary Formation

On September 14, 2017, we formed Premier Biomedical Pain Relief Meds, LLC as a wholly-owned Nevada limited liability company. On January 1, 2018, we contributed our pain management assets to this entity and continued our pain management operations within this new subsidiary.

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

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$79,221	$-	$-
Total assets	79,221	-	-
Liabilities
Convertible notes payable		154,778
Derivative liabilities	-	-	1,574,343
Total liabilities	-	154,778	1,574,343
	$79,221	$(154,778)	$(1,574,343)

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$83,704	$-	$-
Total assets	83,704	-	-
Liabilities
Convertible note payable, net of discounts	-	169,990	-
Derivative liabilities	-	-	2,255,781
Total liabilities	-	169,990	2,255,781
	$83,704	$(169,990)	$(2,255,781)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2018 or the year ended December 31, 2017.

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31,	December 31,
	2018	2017

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First Red Diamond Note”). The note is convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	$30,000	$-

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second Diamond Rock Note”). The note is convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	50,000	50,000

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second SEG Note”). The note is convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $10,000 of principal was converted into 5,208,333 shares of common stock on October 31, 2017, and the remaining $40,000 of principal was converted into 26,559,426 shares of common stock on January 29, 2018.	-	40,000

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

	35,000	35,000

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

	50,000	50,000

On August 8, 2017, the Company entered into an exchange agreement with RDW Capital, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First RDW Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,000 of principal was converted into 13,157,895 shares of common stock on October 31, 2017, and the remaining $25,000 of principal was converted into 19,230,769 shares of common stock on January 3, 2018.

	-	25,000

Total convertible notes payable, currently in default	195,000	200,000
Less unamortized derivative discounts:	40,222	30,010
Convertible notes payable	154,778	169,990
Less: current portion	154,778	169,990
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized interest expense for the three months ended March 31, 2018 and 2017, respectively, as follows:

	March 31,	March 31,
	2018	2017

Interest on convertible notes	$3,285	$2,691
Interest on related party loans	1,800	600
Derivative discounts	60,860	149,456
Total interest expense	$64,145	$152,747

Note 8 – Derivative Liabilities

As discussed in Note 7 under Convertible Notes Payable, the Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,574,343 and $2,255,781 at March 31, 2018 and December 31, 2017, respectively. The change in fair value of the derivative liabilities resulted in a gain of $700,240 and a loss of $5,100,091 for the three months ended March 31, 2018 and 2017, respectively, which has been reported within other expense in the statements of operations. The gain of $700,240 for the three months ended March 31, 2018 consisted of a gain of $718,750 due to the value attributable to the warrants and a net loss in market value of $18,510 on the convertible notes. The loss of $5,100,091 for the three months ended March 31, 2017 consisted of a loss of $4,945,782 due to the value attributable to the warrants, a loss of $147,088 in market value of the warrants and a net loss in market value of $7,221 on the convertible notes.

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively:

Derivative
Liability
Total
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of convertible promissory notes	221,515
Increase in derivative value attributable to tainted warrants	7,103,444
Decrease in derivative value attributable to exchange of warrants	(3,766,437)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,221,021)
Debt conversions	(303,542)
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	71,072
Change in fair market value of derivative liabilities due to the mark to market adjustment	(700,240)
Debt conversions	(52,270)
Balance, March 31, 2018	$1,574,343

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2018:

•	Stock price ranging from $0.0063 to $0.0033 during these periods would fluctuate with projected volatility.
•	The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
•	An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 146% - 313%.
•	The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
•	All notes are assumed to be extended at maturity by 2 years – the time required to convert out this volume of stock.
•	The holders of the securities would automatically convert midway through to maturity on a monthly basis based on ownership and trading volume limitations.
•	A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
•	The monthly trading volume would average $968,718 to $1,011,107 and would increase at 1% per month.
•	The stock price would fluctuate with the Company projected volatility using a random sampling (450,000 iterations for each valuation) from a normal distribution. The stock price of the underlying instrument is modelled such that it follows a geometric Brownian motion with constant drift and volatility.
•	The Holder would exercise the warrants after one trading day as they become exercisable (at issuance) at target prices of 3 to 5 times the projected reset price or higher.
•	Reset events were projected to occur by 3/31/18 and 12/31/18 – the reset provision ends 3/30/19 and the option expires 3/30/20.
•	The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 253% - 191%.
•	The Holder would exercise the warrant at maturity in 2020 if the stock price was above the reset exercise price.

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

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

Premier Biomedical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2018, and the year ended December 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2018, and December 31, 2017, the Company had approximately $4,930,000 and $4,860,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,725,000	$1,701,000

Net deferred tax assets before valuation allowance	$1,725,000	$1,701,000
Less: Valuation allowance	(1,725,000)	(1,701,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2018, and December 31, 2017, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2018	2017

Federal and state statutory rate	21%	35%
Change in valuation allowance on deferred tax assets	(21)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Subsequent Events

Securities Purchase Agreement

On April 24, 2018, we received $60,000 from two investors from the sale of 8% interest bearing; unsecured convertible promissory notes maturing on May 31, 2018. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

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

Summary Overview

We are in part a research-based company that primarily intends to discover cures for cancer and various diseases and to develop topical pain relief products, drugs and treatment methodologies. Currently, our primary focus is the distribution of pain management products. In addition, we continue to pursue the research and development of proprietary drugs and techniques to target cancer, multiple sclerosis and other diseases.

We began sales of our pain management products in the third quarter of 2017. As such, we had no comparative revenues during the first quarter of 2017.

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

We have also designed and developed a fifth new product, a 2 ounce hemp oil cream that will debut into the market in the near future. We believe that this five-product array positions us with the majority of the hemp oil extract users in the marketplace. The topical pain relief market is expected to grow rapidly in the next few years, and we intend to be a major player in that expanding market.

Now that we have completed the product design and development phase, we intend to embark on the product distribution and sales phase by:

1.	Expanding our online sales beyond our web site at www.painreliefmeds.com;

2.	Securing the services of a social media coordinator to ensure that we optimize that promotional tool;

3.	Establishing an agent in Ohio, Pennsylvania, Florida, the West and the mid-South to expand our direct distributor network;

4.	Engaging an investor relations firm that will include us in, among other things, televised appearances designed to gain optimum exposure for our company and its products;

5.	Emphasizing the potential for our all-natural, 50-state legal, drug test safe topical pain relief products to be a preferred alternative to the dangerous opioid pain killers that are a major factor in numerous drug overdose deaths;

6.	Arranging to complete radio broadcasts to ensure that our story gets out to the public; and

7.	Reaching an agreement with a professional sports figure to become a spokesman for the company and to provide access to the sports industry.

In addition to online sales, we have also established an initial distribution network consisting of three pharmacies and three chiropractic clinics. We expect distribution of our products through these distribution channels to grow rapidly as we find other local pharmacies and clinics to distribute our products. With proof of marketability from the initial sales of products, we are seeking to enter into distribution arrangements with several large pharmacy chains that operate in multiple states.

In addition, we are in the process of negotiating potential partnerships outside the United States to market our products worldwide. We expect that these partnerships will make new markets available to us and allow us to rapidly increase our revenues. We hope that through these partnerships we will also be able to see cost-savings through favorable manufacturing arrangements.

Initial feedback from our pain management products has been promising. Customers indicate that they were able to achieve pain relief from our products and stop the use of opioid painkillers. Public awareness of the harmful side effects of opioid painkillers has grown significantly, and many states have initiated litigation against drug makers claiming they misrepresented the risks of opioid painkillers. As patients seek to cut back their use of opioid painkillers and look for alternatives, we believe demand for our products will see an increase.

Financing

In the past as we worked through the development of our products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. As we begin to have our first sales being made, we expect to find financing solutions in the future that help us expand our operations, avoid dilution to our shareholders, and ultimately increase our company valuation. Nonetheless, we have had to rely on the financing available to us to obtain the capital we need to grow our business in the near future. On March 30, 2017, we raised $300,000 from three investors in a sale of stock and warrants. On May 30, 2017 we raised $150,000 from three investors in a sale of stock and warrants. On October 30, 2017, the same investors provided the final investment of another $150,000 in exchange for convertible notes.

On March 1, 2018, we received $60,000 from the sale of convertible notes to two investors. On April 24, 2018, the investors bought additional convertible notes for an aggregate of $60,000 when we filed a registration statement to cover the shares of common stock issuable upon conversion of their convertible notes. These investors have also committed to provide an additional $180,000 within five trading days of the registration statement being declared effective.

Despite the recent sales of convertible notes, our goal is to move forward with more favorable financing as we begin to grow our revenues. To date, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions.

Through 2018, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains and international partners.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. We recently completed the sale of convertible notes to raise $120,000 from a group of investors and expect to be able to raise another $180,000 once we complete registration of the investors’ securities. This should give us the capital we need in the short term to push forward in the production and marketing of our new pain management products. However, if we are unable to grow revenues sufficient to meet our operating expenses, we must again raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Introduction

We had revenues from our pain management products of $10,395 for the three months ended March 31, 2018 and no revenues for the three months ended March 31, 2017. Our operating expenses were $74,108, for the three months ended March 31, 2018, compared to $74,206, for the three months ended March 31, 2017, a minor decrease. Our operating expenses consisted mostly of professional fees, and to a lesser extent general and administrative expenses and research and development costs.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months	Three Months
	March 31,	March 31,
	2018	2017

Revenue	$10,395	$-
Cost of goods sold	6,058	-
Gross profit	4,337	-

Operating expenses:
General and administrative	34,492	33,059
Professional fees	39,616	41,147
Total operating expenses	74,108	74,206

Net operating loss	(69,771)	(74,206)
Other income (expense)	636,095	(5,254,896)

Net income (loss)	$566,324	$(5,329,102)

Revenues

The Company was established on May 10, 2010, and began to generate revenues during the third quarter of 2017 from the sale of pain patches made with CBD oils. Our sales are comprised of both website sales to individual consumers and wholesale transactions with brick and mortar pharmacies, while our cost of goods sold primarily consists of the patches and the packaging. We had revenues of $10,395 for the three months ended March 31, 2018. We had not yet begun sales in the first quarter of 2017.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018 were $6,058 compared to $-0- during the three months ended March 31, 2017, an increase of $6,058. Cost of sales consists primarily of pain patch materials and packaging supplies. The increased cost of sales in the current period was due to the commencement of operations that were not present in the comparative period.

General and Administrative

General and administrative expenses were $34,492, for the three months ended March 31, 2018, compared to $33,059, for the three months ended March 31, 2017, an increase of $1,433, or 4.3%. The increase was primarily due to increased office supplies in support of our recently commenced operations.

Professional Fees

Professional fees expense was $39,616, for the three months ended March 31, 2018, compared to $41,147, for the three months ended March 31, 2017, a decrease of $1,531, or 3.7%. Amounts for the three months ended March 31, 2018 and 2017 consist primarily of legal and, accounting and auditing services.

Net Operating Loss

Net operating loss was $69,771 for the three months ended March 31, 2018, compared to $74,206, for the three months ended March 31, 2017, a decrease of $4,435, or 6.0%. Net operating loss decreased for the three months ended March 31, 2018, primarily due to revenues received on sales of our pain management products that had not yet commenced in the first quarter of 2017.

Other Income/Expense

Other income was $636,095 for the three months ended March 31, 2018, compared to other expense of $5,254,896 for the three months ended March 31, 2017, a decrease of $5,890,991. Other income for the three months ended March 31, 2018 consisted of $64,145 of interest expense, and a gain of $700,240 in market value of the derivative liability associated with convertible debts and warrants we issued. Other expense of $5,254,896 for the three month period ended March 31, 2017 consisted of $152,747 of interest expense, a loss of $2,058 on the termination of our investment in a joint venture, as offset by a loss of $5,100,091 in market value of the derivative liability associated with convertible debts and warrants we issued.

Net Income/Loss

Net income for the three months ended March 31, 2018 was $566,324 or $0.00 per share compared to net loss of ($5,329,102) or ($0.01) per share for the three months ended March 31, 2017. Net income (loss) increased on a net basis during the three months ended March 31, 2018, as set forth above, primarily due to the gain of $700,240 in market value of the derivative liability associated with convertible debts and warrants we issued, compared to a loss of $5,100,091 in market value during the comparative three months ended March 31, 2017.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2018, we had negative operating cash flows. Our cash on hand as of March 31, 2018 was $79,221, which was derived from the sale of shares of common stock, warrants and convertible promissory notes to investors. Our monthly cash flow burn rate for 2017 was approximately $42,500, and our monthly burn rate through the three months ended March 31, 2018 was approximately $20,800. Although we have moderate short term cash needs, as our operating expenses increase as we ramp up production and sales of our new products we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31,	December 31,
	2018	2017	Change

Cash	$79,221	$83,704	$(4,483)
Total Current Assets	191,958	203,603	(11,645)
Total Assets	198,874	209,081	(10,207)
Total Current Liabilities	2,126,006	2,819,807	(693,801)
Total Liabilities	$2,126,006	$2,819,807	$(693,801)

Our cash and total current assets decreased slightly as we continued to sustain losses. Our total current liabilities decreased primarily due to a reduction in the value of our derivative liability. Our working capital deficit decreased from ($2,616,204) to ($1,934,048), and our stockholders’ deficit decreased by $683,594 to ($1,927,132) due primarily to the reduction in the value of our derivative liability as well.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2018 was $79,221. Based on our minimal revenues and current monthly burn rate of approximately $42,500 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $62,454 for the three months ended March 31, 2018, compared to $113,817 for the three months ended March 31, 2017. For the three months ended March 31, 2018, the net cash used in operating activities consisted primarily of our net gain of $566,324, offset primarily by change in fair market value of derivative liabilities of ($700,240). For the three months ended March 31, 2017, the net cash used in operating activities consisted primarily of our net loss of ($5,329,102) and a decrease of our accounts payable of ($42,297), offset primarily by change in fair market value of derivative liabilities of $5,100,091 and amortization of debt discount of $149,456.

Investments

We had ($2,029) net cash used in investing activities for the three months ended March 31, 2018 for purchases of property and equipment, and ($2,058) net cash used in investing activities for the three months ended March 31, 2017 from a loss on the close of our joint venture.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2018 was $60,000, compared to $303,323 for the three months ended March 31, 2017, which consisted of proceeds from issuances of convertible notes payable.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended March 31, 2018.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits
10.1*	Securities Purchase Agreement by and between the Company and each of RedDiamond Partners LLC and SEG-RedaShex, LLC, dated March 1, 2018

10.2*	Form of 8% Convertible Promissory Note, dated March 1, 2018

10.3*	Registration Rights Agreement by and between the Company and each of RedDiamond Partners LLC and SEG-RedaShex, LLC, dated March 1, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_____________

* Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on April 12, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 23, 2018	By:	/s/ William A. Hartman
	Name:	William A. Hartman
	Its:	Chief Executive Officer

