Form 10-Q
period 2018-06-30
PREMIER BIOMEDICAL INC
filed 2018-08-20
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 16, 2018, there were 3,255,973 shares of common stock, $0.00001 par value, issued and outstanding.

PREMIER BIOMEDICAL, INC.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash	$10,319	$83,704
Accounts receivable	-	312
Inventory	123,416	84,763
Other current assets	35,774	34,824
Total current assets	169,509	203,603

Property and equipment, net	6,313	5,478

Total assets	$175,822	$209,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$347,560	$346,814
Accounts payable, related parties	36,746	41,382
Accrued interest	13,895	5,840
Convertible notes payable, net of discounts of $36,640 and $30,010
at June 30, 2018 and December 31, 2017, respectively, currently in default	218,360	169,990
Derivative liabilities	1,586,399	2,255,781
Total current liabilities	2,202,960	2,819,807

Total liabilities	2,202,960	2,819,807

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 shares issued and outstanding
at June 30, 2018 and December 31, 2017	2,000	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 2,989,307 and 2,551,363 shares issued and
outstanding at June 30, 2018 and December 31, 2017, respectively	30	26
Additional paid in capital	13,833,326	13,442,255
Subscriptions payable, consisting of -0- and 254,703 shares
at June 30, 2018 and December 31, 2017, respectively	-	273,805
Accumulated deficit	(15,862,494)	(16,328,812)
Total stockholders' equity (deficit)	(2,027,138)	(2,610,726)

Total liabilities and stockholders' equity (deficit)	$175,822	$209,081

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Revenue	$12,089	$-	$22,484	$-
Cost of goods sold	10,146	-	16,204	-
Gross profit	1,943	-	6,280	-

Operating expenses:
General and administrative	42,817	40,246	77,309	73,305
Professional fees	38,724	45,609	78,340	86,756
Total operating expenses	81,541	85,855	155,649	160,061

Net operating loss	(79,598)	(85,855)	(149,369)	(160,061)

Other income (expense):
Interest expense	(73,554)	(600)	(137,699)	(153,347)
Change in derivative liabilities	53,146	(1,161,010)	753,386	(6,261,101)
Equity in losses of investment in joint venture	-	-	-	(2,058)
Total other income (expense)	(20,408)	(1,161,610)	615,687	(6,416,506)

Net income (loss)	$(100,006)	$(1,247,465)	$466,318	$(6,576,567)

Weighted average number of common shares outstanding - basic	2,989,307	2,008,700	2,932,577	1,808,032
Weighted average number of common shares outstanding - fully diluted	2,989,307	2,008,700	2,944,497	1,808,032

Net income (loss) per share - basic	$(0.03)	$(0.62)	$0.16	$(3.64)
Net income (loss) per share - fully diluted	$(0.03)	$(0.62)	$0.16	$(3.64)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$466,318	$(6,576,567)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	1,194	1,191
Equity in losses of joint venture investment	-	2,058
Change in fair market value of derivative liabilities	(753,386)	6,261,101
Amortization of debt discounts	129,644	149,456
Decrease (increase) in assets:
Accounts receivable	312	-
Inventory	(38,653)	-
Other current assets	(950)	(130,091)
Increase (decrease) in liabilities:
Accounts payable	746	(57,653)
Accounts payable, related parties	(4,636)	947
Accrued interest	8,055	2,691
Accrued interest, related parties	-	1,200
Net cash used in operating activities	(191,356)	(345,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,029)	(2,694)
Investment in joint venture	-	(2,058)
Net cash used in investing activities	(2,029)	(4,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	435,000
Proceeds from sale of stock on equity line of credit	-	18,323
Proceeds from convertible notes payable	120,000	-
Net cash provided by financing activities	120,000	453,323

NET CHANGE IN CASH	(73,385)	102,904
CASH AT BEGINNING OF PERIOD	83,704	22,437

CASH AT END OF PERIOD	$10,319	$125,341

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$120,000	$-
Value of derivative adjustment due to debt conversions	$52,270	$229,043
Value of shares issued for conversion of debt	$65,000	$323,197

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

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Months Ended
	June 30,
	2018	2017
Weighted average common shares outstanding – basic	2,932,577	1,808,032
Plus: Potentially dilutive common shares:
Warrants	11,920	-
Weighted average common shares outstanding – diluted	2,944,497	1,808,032

For the six months ended June 30, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 245,760 and 685,184 as of June 30, 2018 and 2017, respectively.

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had no stock based compensation issuances during the six months ended June 30, 2018 and 2017.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $20,742 and $25,413 for the six months ended June 30, 2018 and 2017, respectively.

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

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-9 is not expected to have a material impact on the Company’s financial statements or related disclosures.

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2018, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $15,862,494, and had negative working capital of ($2,033,451) at June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $34,116 and $40,195 as of June 30, 2018 and December 31, 2017, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $1,555 as of June 30, 2018 and December 31, 2017, to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 and $478 as of June 30, 2018 and December 31, 2017, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$10,319	$-	$-
Total assets	10,319	-	-
Liabilities
Convertible notes payable, net of discounts		218,360
Derivative liabilities	-	-	1,586,399
Total liabilities	-	218,360	1,586,399
	$10,319	$(218,360)	$(1,586,399)

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$83,704	$-	$-
Total assets	83,704	-	-
Liabilities
Convertible note payable, net of discounts	-	169,990	-
Derivative liabilities	-	-	2,255,781
Total liabilities	-	169,990	2,255,781
	$83,704	$(169,990)	$(2,255,781)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2018 or the year ended December 31, 2017.

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Convertible Notes Payable, Currently in Default

Convertible notes payable consist of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30,	December 31,
	2018	2017

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July31, 2018 (“Second Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.$	30,000	$-

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second Diamond Rock Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	50,000	50,000

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second SEG Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $10,000 of principal was converted into 5,208,333 shares of common stock on October 31, 2017, and the remaining $40,000 of principal was converted into 26,559,426 shares of common stock on January 29, 2018.	-	40,000

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
	-	25,000

Total convertible notes payable, currently in default	255,000	200,000
Less unamortized derivative discounts:	36,640	30,010
Convertible notes payable	218,360	169,990
Less: current portion	218,360	169,990
Convertible notes payable, less current portion$	-	$-

The Company recognized interest expense for the six months ended June 30, 2018 and 2017, respectively, as follows:

	June 30,	June 30,
	2018	2017

Interest on convertible notes	$8,055	$2,691
Interest on related party loans	-	1,200
Derivative discounts	129,644	149,456
Total interest expense	$137,699	$153,347

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,586,399 and $2,255,781 at June 30, 2018 and December 31, 2017, respectively. The change in fair value of the derivative liabilities resulted in a gain of $753,386 and a loss of $6,261,101 for the six months ended June 30, 2018 and 2017, respectively, which has been reported within other expense in the statements of operations. The gain of $753,386 for the six months ended June 30, 2018 consisted of a gain of $766,489 due to the value attributable to the warrants and a net loss in market value of $13,103 on the convertible notes. The loss of $6,261,101 for the six months ended June 30, 2017 consisted of a loss of $7,103,444 due to the value attributable to the warrants, a gain of $849,564 in market value of the warrants and a net loss in market value of $7,221 on the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively:

Derivative
Liability
Total
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of convertible promissory notes	221,515
Increase in derivative value attributable to tainted warrants	7,103,444
Decrease in derivative value attributable to exchange of warrants	(3,766,437)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,221,021)
Debt conversions	(303,542)
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	136,274
Change in fair market value of derivative liabilities due to the mark to market adjustment	(753,386)
Debt conversions	(52,270)
Balance, June 30, 2018	$1,586,399

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2018:
●
Stock price ranging from $0.825 to $0.3799 during these periods would fluctuate with projected volatility.
●
The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
●
An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
●
The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 163.5% - 155.1%.
●
The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
●
All notes are assumed to be extended at maturity by 2 years – the time required to convert out this volume of stock.
●
The holders of the securities would automatically convert midway through to maturity on a monthly basis based on ownership and trading volume limitations.
●
A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

●
The monthly trading volume would average $977,628 to $1,011,971 and would increase at 1% per month.
●
The stock price would fluctuate with the Company projected volatility using a random sampling (500,000 iterations for each valuation) from a normal distribution. The stock price of the underlying instrument is modelled such that it follows a geometric Brownian motion with constant drift and volatility.
●
The Holder would exercise the warrants after one trading day as they become exercisable (at issuance) at target prices of 3 to 5 times the projected reset price or higher.
●
Reset events were projected to occur by 12/31/18 – the reset provision ends 3/30/19 and the option expires 3/30/20.
●
The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 176.6% - 181%.
●
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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as an accounts payable, with $285,024 outstanding as of the date of this filing.

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10 – Changes in Stockholders’ Equity (Deficit)

Reverse Stock Split
On June 27, 2018, the Company effected a 1-for-250 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company was authorized to issue 1,000,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.

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

Common Stock Issuances for Debt Conversions
On January 29, 2018, the Company issued 106,238 shares of common stock pursuant to the conversion of $40,000 of principal from the Second SEG Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 3, 2018, the Company issued 76,923 shares of common stock pursuant to the conversion of $25,000 of principal from the First RDW Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issuances on Subscriptions Payable
On various dates from January 17, 2018 through February 13, 2018, the Company issued a total of 254,703 shares to The Special Equities Group and DiamondRock, LLC as compensation valued at $273,805 awarded on December 6, 2017.

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2018, and the year ended December 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2018, and December 31, 2017, the Company had approximately $5,015,000 and $4,860,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,050,000	$1,701,000

Net deferred tax assets before valuation allowance	$1,050,000	$1,701,000
Less: Valuation allowance	(1,050,000)	(1,701,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2018, and December 31, 2017, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	June 30,	December 31,
	2018	2017

Federal and state statutory rate	21%	35%
Change in valuation allowance on deferred tax assets	(21%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Subsequent Events

Convertible Debt Financing
On July 11, 2018, we received $120,000 from Red Diamond Partners LLC from the sale of an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

On July 11, 2018, we received $60,000 from SEG-RedaShex, LLC from the sale of an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

Common Stock Issuances for Debt Conversions
On August 15, 2018, the Company issued 100,000 shares of common stock pursuant to the conversion of $6,000 of principal from the Third Red Diamond Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 9, 2018, the Company issued 83,333 shares of common stock pursuant to the conversion of $5,000 of principal from the Third Red Diamond Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 27, 2018, the Company issued 83,333 shares of common stock pursuant to the conversion of $10,000 of principal from the Third Red Diamond Note. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Summary Overview

We were strictly a research-based company that intended to discover cures for PTSD, cancer and various other diseases. In order to fund on-going research and development in our Biologics Division, we developed a line of hemp oil based topical pain relief products. We began in January of 2017 with a single product and currently have eight topical pain relief products.

Through our continued development and expansion of proprietary drugs and treatments, we have reorganized the company into four technology centers: (1) PTSD, (2) Anti-Cancer Drugs, (3) Anti-Aging Treatments, and (4) Topical Pain Relief Products.

Pain Management Products

We have developed and are now marketing all-natural, hemp-oil based products that are pesticide and solvent free. These products provide generalized, neuropathic and localized topical pain relief.

In the past year we have rapidly expanded our product offerings, and we now offer eight pain relief products:

1.
96-hour pain relief patch with 50 mg of hemp oil extract, the highest level of pain relief ingredient available in the industry;

2.
120 mg/ 10 ml water-based roll-on applicator;

3.
150 mg/ 10 ml oil-based roll-on applicator;

4.
150 mg/ 30 ml oil-based pump spray applicator;

5.
150 mg/ 2 oz. ointment;

6.
200 mg/10 ml oil-based roll-on applicator;

7.
500 mg/ 30 ml oil-based pump spray applicator; and

8.
500 mg/ 1 oz. ointment.

We believe that this eight-product array positions us favorably in the topical pain relief marketplace. The topical pain relief market is expected to grow rapidly in the next few years, due to the focus on reduction of opioid pain medication use, and we intend to be a major player in that expanding market.

Now that we have completed the product design and development phase, we are aggressively embarking on the product distribution and sales phase by:

1.
Expanding our online sales beyond our web site at: www.painreliefmeds.com;

2.
Securing the services of a social media coordinator to ensure that we optimize that promotional tool;

3.
Recruiting a National Sales Director to coordinate our growing field of sales representatives and distributors;

4.
Securing the services of a sales organization with expertise in marketing to the government and senior care facilities;

5.
Engaging an investor relations firm to facilitate television appearances designed to gain optimum exposure for our company and its products;

6.
Appearing in radio and television broadcasts, and podcasts, via Uptick Newswire periodically to ensure that our story gets out to the public; and

7.
Retaining the services of marketing firms to promote the Company and its products through social media.

In addition, we are in the process of negotiating potential partnerships outside the United States to manufacture and market our products worldwide. We anticipate that these partnerships will make new markets available to us and allow us to rapidly increase our sales and profitability through favorable manufacturing arrangements.

Customers indicate that they were able to achieve pain relief from our products and stop the use of opioid painkillers. Public awareness of the harmful side effects of opioid painkillers has grown significantly, and many states have initiated litigation against drug makers claiming they misrepresented the risks of opioid painkillers.1 As patients seek to cut back their use of opioid painkillers and look for alternatives, we believe demand for our products will see a significant increase. We intend to petition national insurance agencies to urge them to consider covering the use of our all-natural pain relief products as a safe alternative to opioid painkillers.

(1)
See Oklahoma Sues Opioid Drugmakers; New Hampshire Presses Epidemic Probe, by Heide Brandes and Nate Raymond, Reuters, available at https://www.reuters.com/article/us-oklahoma-drugs-idUSKBN19L2HJ.

Financing

In the past, as we worked through the development of our products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. As our sales grow, we expect to find financing solutions in the future that help us expand our operations, avoid dilution to our shareholders, and ultimately increase our company valuation.

On March 1, 2018, we received $60,000 from the sale of convertible notes to two investors. On April 24, 2018, the investors bought additional convertible notes for an aggregate of $60,000 when we filed a registration statement to cover the shares of common stock issuable upon conversion of their convertible notes. On July 11, 2018, these investors provided us with an additional $180,000 for convertible notes in the third and final tranche of their commitment to us.

Despite the recent sales of convertible notes, our goal is to move forward with more favorable financing as we begin to grow our revenues. To date, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions.

Through 2018, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains, military branches, government agencies, senior care facilities and international partners.

Through our reorganization into four technology centers, we are positioned to take advantage of opportunities to individually sell, license or commercialize the technologies produced within each of these centers to suitable investment partners, without dilutive equity issuances. In the long run, we believe that this will be most beneficial to our investors.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. We recently completed the sale of convertible notes to raise $180,000. This should give us the capital we need in the short term to push forward in the production and marketing of our new pain management products. However, if we are unable to grow revenues sufficient to meet our operating expenses, we must again raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Introduction

We had revenues from our pain management products of $12,089 and $22,484 for the three and six months ended June 30, 2018, respectively. Our cost of goods sold were $10,146 and $16,204, respectively, for the three and six months ended June 30, 2018, respectively. We had no revenues or cost of goods sold for the three and six months ended June 30, 2017. Our operating expenses were $81,541 and $155,649, respectively, for the three and six months ended June 30, 2018, compared to $85,855 and $160,061, respectively, for the three and six months ended June 30, 2017, a decrease of $4,314 and $4,412, or 5% and 3%, respectively. Our operating expenses were relatively steady during these periods.

Our results of operations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$12,089	$-	$22,484	$-
Cost of goods sold	10,146	-	16,204	-
Gross profit	1,943	-	6,280	-

Operating expenses:
General and administrative	42,817	40,246	77,309	73,305
Professional fees	38,724	45,609	78,340	86,756
Total operating expenses	81,541	85,855	155,649	160,061

Net operating loss	(79,598)	(85,855)	(149,369)	(160,061)
Other income (expense)	(20,408)	(1,161,610)	615,687	(6,416,506)

Net income (loss)	$(100,006)	$(1,247,465)	$466,318	$(6,576,567)

Revenues

The Company was established on May 10, 2010, and began to generate revenues during the third quarter of 2017 from the sale of pain patches made with CBD oils. Our sales are comprised of both website sales to individual consumers and wholesale transactions with brick and mortar pharmacies, while our cost of goods sold primarily consists of the products and the packaging. We had revenues of $12,089 and $22,484 for the three and six months ended June 30, 2018, respectively. While we did have sales through a joint venture in early 2017, we had not yet recognized any revenue directly prior to June 30, 2017.

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2018 were $10,146 and $16,204. There were no cost of goods sold for the comparative periods in 2017. Cost of sales consists primarily of product materials and packaging supplies. The increased cost of sales in the periods ended June 30, 2018 was due to the commencement of operations that were not present in the comparative periods in 2017.

General and Administrative

General and administrative expenses were $42,817 and 77,309, respectively, for the three and six months ended June 30, 2018, compared to $40,246 and $73,305, respectively, for the three and six months ended June 30, 2017, an increase of $2,571 and $4,004, or 6% and 5%, respectively.

Professional Fees

Professional fees expense was $38,724 and $78,340, respectively, for the three and six months ended June 30, 2018, compared to $45,609 and $86,756, respectively, for the three and six months ended June 30, 2017, a decrease of $6,885 and $8,416, or 15% and 10%, respectively. Professional fees consist primarily of legal and, accounting and auditing services.

Net Operating Loss

Net operating loss was $79,598 and $149,369, respectively, for the three and six months ended June 30, 2018, compared to $85,855 and $160,061, respectively, for the three and months ended June 30, 2017, a decrease of $6,257 and $10,692, or 7% and 7%, respectively. Net operating loss decreased, as set forth above, primarily due to decreased professional fees.

Other Income/Expense

Other income (expense) was ($20,408) and $615,687, respectively, for the three and six months ended June 30, 2018, compared to ($1,161,610) and ($6,416,506), respectively, for the three and six months ended June 30, 2017, an increase of $1,141,202 and $7,014,487, respectively. Other expense for the three months ended June 30, 2018 consisted of interest expense of $73,554, as offset by a gain of $53,146 in market value of derivative liabilities. The other expense of $1,161,610 for the three months ended June 30, 2017 consisted of interest expense of $600 and a loss of $1,161,010 in market value of the warrants.

Other income for the six months ended June 30, 2018 consisted of a gain of $753,386 in market value of derivative liabilities, as offset by interest expense of $137,699. The other expense of $6,416,506 for the six months ended June 30, 2017 consisted of interest expense of $153,347, a loss of $6,261,101 in market value of the warrants and an investment loss of $2,058 in our terminated joint venture.

Net Income (Loss)

Net income (loss) for the three and six months ended June 30, 2018, was ($100,006) or ($0.03) per share, and $466,318 or $0.16 per share, respectively, compared to ($1,247,465) or ($0.62) per share, and ($6,576,567) or ($3.64) per share, respectively, for the three and six months ended June 30, 2017. Net loss decreased, as set forth above, primarily due to the difference between loss in value of our derivative liabilities of ($1,161,010) and ($6,261,101) for the three and six months ended June 30, 2017, respectively, and the gain in value of our derivative liabilities of $53,146 and $753,386 for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Introduction

During the three and six months ended June 30, 2018, we had negative operating cash flows. Our cash on hand as of June 30, 2018 was $10,319, which was derived from the sale of shares of common stock, warrants and convertible promissory notes to investors. Our monthly cash flow burn rate for 2017 was approximately $42,500, and our monthly burn rate through the six months ended June 30, 2018 was approximately $26,000. We have strong short-term cash needs as we ramp up production and sales of our new products. We will face strong medium to long term cash needs as we continue to grow the business. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 and December 31, 2017, respectively, are as follows:

	June 30,	December 31,
	2018	2017	Change

Cash	$10,319	$83,704	$(73,385)
Total Current Assets	169,509	203,603	(34,094)
Total Assets	175,822	209,081	(33,259)
Total Current Liabilities	2,202,960	2,819,807	(616,847)
Total Liabilities	$2,202,960	$2,819,807	$(616,847)

Our cash and total current assets decreased as we continued to sustain losses. Our total current liabilities decreased primarily due to a reduction of $669,382 in the value of our derivative liability. Our working capital deficit decreased from ($2,616,204) to ($2,033,451), and our stockholders’ deficit decreased by $583,588 to ($2,027,138) due primarily to the reduction in the value of our derivative liability as well.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2018 was $10,319. Based on our minimal revenues and current monthly burn rate of approximately $26,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(191,356) for the six months ended June 30, 2018, compared to $(345,667) for the six months ended June 30, 2017. This decrease in net cash used in operating activities was driven primarily by a reduction in prepayments of expenses, as diminished by our increased inventory purchases of $38,653.

Investments

We had $2,029 net cash used in investing activities for the six months ended June 30, 2018, and $4,752 net cash used in investing activities for the six months ended June 30, 2017. We outsource the manufacturing of our products, so our investment expenses are minimal.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2018 was $120,000, which consisted of the proceeds from the sale of convertible notes. For the six months ended June 30, 2017, net cash provided by financing was $453,323, which consisted primarily of proceeds from the sale of stock of $435,000 and proceeds of $18,323 from sales of stock pursuant to our equity line of credit with Redwood Management, LLC.

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

Sale of Convertible Notes

Pursuant to a separate Securities Purchase Agreement, we sold convertible notes to two investors for $60,000 on each of March 1, 2018 and April 24, 2018 and $180,000 on July 11, 2018, for an aggregate of $300,000.

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4
Controls and Procedures

(a)
Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers are determined to make our disclosure controls and procedures effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)
Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended June 30, 2018.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Mine Safety Disclosures

Not applicable.

ITEM 5    Other Information

None.

ITEM 6    Exhibits

(a)
Exhibits

Exhibit No.	Description of Exhibits
3.1	Certificate of Amendment to the Articles of Incorporation of Premier Biomedical, Inc., dated June 21, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: August 20, 2018	By:	/s/ William A. Hartman
William A. Hartman
Chief Executive Officer