Form 10-Q
period 2018-09-30
PREMIER BIOMEDICAL INC
filed 2018-11-26
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-54563

PREMIER BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-2635666 (I.R.S. Employer Identification No.)
P.O. Box 25 Jackson Center, PA (Address of principal executive offices)	16133 (Zip Code)

Registrant’s telephone number, including area code (814) 786-8849

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XNo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No      X

As of November 26, 2018, there were 4,812,667 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash	$63,204	$83,704
Accounts receivable	1,966	312
Inventory	119,155	84,763
Other current assets	38,066	34,824
Total current assets	222,391	203,603

Property and equipment, net	5,758	5,478

Total assets	$228,149	$209,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$307,027	$346,814
Accounts payable, related parties	30,939	41,382
Accrued interest	21,721	5,840
Convertible notes payable, net of discounts of $60,211 and $30,010 at
September 30, 2018 and December 31, 2017, respectively, currently in default	304,269	169,990
Derivative liabilities	1,807,945	2,255,781
Total current liabilities	2,471,901	2,819,807

Total liabilities	2,471,901	2,819,807

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 shares issued and outstanding
at September 30, 2018 and December 31, 2017	2,000	2,000
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 3,773,849 and 2,551,363 shares issued and
outstanding at September 30, 2018 and December 31, 2017, respectively	38	26
Additional paid in capital	13,967,739	13,442,255
Subscriptions payable, consisting of 172,176 and 254,703 shares
at September 30, 2018 and December 31, 2017, respectively	12,500	273,805
Accumulated deficit	(16,226,029)	(16,328,812)
Total stockholders' equity (deficit)	(2,243,752)	(2,610,726)

Total liabilities and stockholders' equity (deficit)	$228,149	$209,081

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Revenue	$8,225	$24,276	$30,709	$24,276
Cost of goods sold	4,373	11,070	20,577	11,070
Gross profit	3,852	13,206	10,132	13,206

Operating expenses:
Research and development	-	184,315	-	184,315
General and administrative	62,572	36,979	139,881	110,284
Professional fees	22,613	22,269	100,953	109,025
Total operating expenses	85,185	243,563	240,834	403,624

Net operating loss	(81,333)	(230,357)	(230,702)	(390,418)

Other income (expense):
Interest expense	(184,624)	(37,124)	(322,323)	(190,471)
Change in derivative liabilities	(97,578)	3,993,216	655,808	(2,267,885)
Equity in losses of investment in joint venture	-	(4,174)	-	(6,232)
Total other income (expense)	(282,202)	3,951,918	333,485	(2,464,588)

Net income (loss)	$(363,535)	$3,721,561	$102,783	$(2,855,006)

Weighted average number of common shares outstanding - basic	3,306,069	2,018,791	3,058,442	1,879,057
Weighted average number of common shares outstanding - fully diluted	3,306,069	2,030,778	3,070,392	1,879,057

Net income (loss) per share - basic	$(0.11)	$1.83	$0.03	$(1.52)
Net income (loss) per share - fully diluted	$(0.11)	$1.83	$0.03	$(1.52)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$102,783	$(2,855,006)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	1,749	1,854
Change in fair market value of derivative liabilities	(655,808)	2,267,885
Amortization of debt discounts	306,442	184,237
Decrease (increase) in assets:
Accounts receivable	(1,654)	(834)
Inventory	(34,392)	(108,006)
Other current assets	(3,242)	3,995
Increase (decrease) in liabilities:
Accounts payable	(39,787)	129,337
Accounts payable, related parties	(10,443)	(245)
Accrued interest	15,881	4,434
Accrued interest, related parties	-	1,800
Net cash used in operating activities	(318,471)	(370,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,029)	(2,694)
Net cash used in investing activities	(2,029)	(2,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	285,000
Proceeds from sale of stock on equity line of credit	-	18,323
Proceeds from convertible notes payable	300,000	150,000
Net cash provided by financing activities	300,000	453,323

NET CHANGE IN CASH	(20,500)	80,080
CASH AT BEGINNING OF PERIOD	83,704	22,437

CASH AT END OF PERIOD	$63,204	$102,517

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$300,000	$115,631
Value of derivative adjustment due to debt conversions	$128,671	$229,043
Value of shares issued for conversion of debt	$135,520	$323,197

See accompanying notes to financial statements.

{01436244-2 }

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

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding – basic	3,306,069	2,018,791	3,058,442	1,879,057
Plus: Potentially dilutive common shares:
Warrants	-	11,987	11,950	-
Weighted average common shares outstanding – diluted	3,306,069	2,030,778	3,070,392	1,879,057

For the three months ended September 30, 2018 and the nine months ended September 30, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 245,760 and 82,760 the three months ended September 30, 2018 and the nine months ended September 30, 2017, respectively.

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had no stock-based compensation issuances during the nine months ended September 30, 2018 and 2017.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $50,127 and $42,793 for the nine months ended September 30, 2018 and 2017, respectively.

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

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2018, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has minimal revenues, incurred net losses from operations resulting in an accumulated deficit of $16,226,029, and had negative working capital of ($2,249,510) at September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $29,116 and $40,195 as of September 30, 2018 and December 31, 2017, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $748 as of September 30, 2018 and December 31, 2017, to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 and $478 as of September 30, 2018 and December 31, 2017, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$63,204	$-	$-
Total assets	63,204	-	-
Liabilities
Convertible notes payable, net of discounts		304,269
Derivative liabilities	-	-	1,807,945
Total liabilities	-	304,269	1,807,945
	$63,204	$(304,269)	$(1,807,945

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$83,704	$-	$-
Total assets	83,704	-	-
Liabilities
Convertible note payable, net of discounts	-	169,990	-
Derivative liabilities	-	-	2,255,781
Total liabilities	-	169,990	2,255,781
	$83,704	$(169,990)	$(2,255,781)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2018 or the year ended December 31, 2017.

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Convertible Notes Payable, Currently in Default

Convertible notes payable consists of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30,	December 31,
	2018	2017

On July 11, 2018, the Company received proceeds of $120,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October31, 2018 (“Third Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,920 of principal was converted into 348,667 shares of common stock over various dates between July27,2018 and August23,2018.$	94,080	$-

On July 11, 2018, the Company received proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	60,000	-

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $22,500 of principal was converted into 275,875 shares of common stock over various dates between September 5, 2018 and September 18, 2018.	7,500	-

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second Diamond Rock Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	50,000	50,000

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second SEG Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $10,000 of principal was converted into 5,208,333 shares of common stock on October 31, 2017, and the remaining $40,000 of principal was converted into 26,559,426 shares of common stock on January 29, 2018.	-	40,000

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

On August 8, 2017, the Company entered into an exchange agreement with The Special Equities Group, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First SEG Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $22,100 of principal was converted into 332,176 shares of common stock over various dates between August 20, 2018 and September 24, 2018.
	27,900	50,000

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
	-	25,000

Total convertible notes payable, currently in default	364,480	200,000
Less unamortized derivative discounts:	60,211	30,010
Convertible notes payable	304,269	169,990
Less: current portion	304,269	169,990
Convertible notes payable, less current portion	-	-

The Company recognized interest expense for the nine months ended September 30, 2018 and 2017, respectively, as follows:

	September 30,	September 30,
	2018	2017

Interest on convertible notes	$15,881	$4,434
Interest on related party loans	-	1,800
Derivative discounts	306,442	184,237
Total interest expense	$322,323	$190,471

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,807,945 and $2,255,781 at September 30, 2018 and December 31, 2017, respectively. The change in fair value of the derivative liabilities resulted in a gain of $655,808 and a loss of $2,267,885 for the nine months ended September 30, 2018 and 2017, respectively, which has been reported within other expense in the statements of operations. The gain of $655,808 for the nine months ended September 30, 2018 consisted of a gain of $743,751 due to the value attributable to the warrants and a net loss in market value of $87,943 on the convertible notes. The loss of $2,267,885 for the nine months ended September 30, 2017 consisted of a loss of $3,337,007 due to the value attributable to the warrants, a gain of $1,052,505 in market value of the warrants and a net gain in market value of $16,617 on the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively:

Derivative
Liability
Total
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of convertible promissory notes	221,515
Increase in derivative value attributable to tainted warrants	7,103,444
Decrease in derivative value attributable to exchange of warrants	(3,766,437)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,221,021)
Debt conversions	(303,542)
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	336,643
Change in fair market value of derivative liabilities due to the mark to market adjustment	(655,808)
Debt conversions	(128,671)
Balance, September 30, 2018	$1,807,945

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2018:
●
Stock price ranging from $0.177 to $0.52 during these periods would fluctuate with projected volatility.
●
The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
●
An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
●
The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 151.7% - 258.1%.
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
●
The monthly trading volume would average $967,424 to $868,383 and would increase at 1% per month.
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
●
The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 176.6% - 176.6%.
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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as accounts payable, with $262,524 outstanding as of the date of this filing.

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

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock
The Company has one billion authorized shares of $0.00001 par value Common Stock, as increased pursuant to an amendment to the articles of incorporation on February 9, 2016.

Common Stock Issuances for Debt Conversions
On September 24, 2018, the Company granted 172,176 shares of common stock pursuant to the conversion of $12,500 of principal from the First SEG Note. The shares were subsequently issued on October 2, 2018. As such, the $12,500 was presented as a subscription payable at September 30, 2018. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 18, 2018, the Company issued 136,986 shares of common stock pursuant to the conversion of $10,000 of principal from the First Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 5, 2018, the Company issued 138,889 shares of common stock pursuant to the conversion of $12,500 of principal from the First Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 23, 2018, the Company issued 82,001 shares of common stock pursuant to the conversion of $4,920 of principal from the Third Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 20, 2018, the Company issued 160,000 shares of common stock pursuant to the conversion of $9,600 of principal from the First SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 15, 2018, the Company issued 100,000 shares of common stock pursuant to the conversion of $6,000 of principal from the Third Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 9, 2018, the Company issued 83,333 shares of common stock pursuant to the conversion of $5,000 of principal from the Third Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 27, 2018, the Company issued 83,333 shares of common stock pursuant to the conversion of $10,000 of principal from the Third Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On January 29, 2018, the Company issued 106,238 shares of common stock pursuant to the conversion of $40,000 of principal from the Second SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On January 3, 2018, the Company issued 76,923 shares of common stock pursuant to the conversion of $25,000 of principal from the First RDW Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

For the nine months ended September 30, 2018, and the year ended December 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2018, and December 31, 2017, the Company had approximately $5,105,000 and $4,860,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,072,000	$1,701,000

Net deferred tax assets before valuation allowance	$1,072,000	$1,701,000
Less: Valuation allowance	(1,072,000)	$(1,701,000)
Net deferred tax assets	$-	$-

Premier Biomedical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2018, and December 31, 2017, respectively.

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

Note 12 – Subsequent Events

Common Stock Issuances for Debt Conversions
On November 12, 2018, the Company issued 150,000 shares of common stock pursuant to the conversion of $13,500 of principal from the First SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On November 5, 2018, the Company issued 190,000 shares of common stock pursuant to the conversion of $8,075 of principal from the First Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 25, 2018, the Company issued 175,000 shares of common stock pursuant to the conversion of $8,750 of principal from the First Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 16, 2018, the Company issued 202,702 shares of common stock pursuant to the conversion of $13,500 of principal from the First SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 12, 2018, the Company issued 175,000 shares of common stock pursuant to the conversion of $9,712 of principal from the First Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 3, 2018, the Company issued 111,940 shares of common stock pursuant to the conversion of $7,500 of principal from the First Red Diamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

Through our continued development and expansion of proprietary drugs and treatments, we have reorganized the company into six technology centers: (1) extra-corporeal treatment of disease, (2) PTSD treatment, (3) anti-breast cancer drugs, (4) hemp oil/CBD pain relief products, (5) anti-aging treatments, and (6) chemical and alcohol addiction treatment.

Pain Management Products

We have developed and are now marketing all-natural, hemp-oil based products that are pesticide and solvent free. These products provide generalized, neuropathic and localized topical pain relief.

We offer alternatives to dangerous and addictive opioid pain killers, which are currently the principal contributors to roughly 200 drug overdose deaths per day in the United States. In the past year we have rapidly expanded our product offerings, and we now offer eight pain relief products that are leaders in the pain-relief field:

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

8.
Establishing relationships with major distributors who will blanket specialized sales outlets such as pharmacies, doctors’ offices, convenience stores, long-term care facilities, large retail facilities, etc.

In addition, we are in the process of seeking potential partnerships outside the United States to manufacture and market our products worldwide. We anticipate that these partnerships will make new markets available to us and allow us to rapidly increase our sales and profitability through favorable manufacturing arrangements.

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

Through the remainder of 2018 and into 2019, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains, military branches, government agencies, senior care facilities and international partners.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Introduction

We had revenues from our pain management products of $8,225 and $24,276 for the three months ended September 30, 2018 and 2017, respectively. Our cost of goods sold were $4,373 and $11,070 for the three months ended September 30, 2018 and 2017, respectively. We had revenues of $30,709 and $24,276 for the nine months ended September 30, 2018 and 2017. Our cost of goods sold were $20,577 and $11,070 for the nine months ended September 30, 2018 and 2017, respectively. Our operating expenses were $85,185 and $240,834, respectively, for the three and nine months ended September 30, 2018, compared to $243,563 and $403,624, respectively, for the three and nine months ended September 30, 2017, a decrease of $158,378 and $162,790, or 66% and 27%, respectively.

Our results of operations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue	$8,225	$24,276	$30,709	$24,276
Cost of goods sold	4,373	11,070	20,577	11,070
Gross profit	3,852	13,206	10,132	13,206

Operating expenses:
Research and Development	-	184,315	-	184,315
General and administrative	62,572	36,979	139,881	110,284
Professional fees	22,613	22,269	100,953	109,025
Total operating expenses	85,185	243,563	240,834	403,624

Net operating loss	(81,333)	(230,357)	(230,702)	(390,418)
Other income (expense)	(282,202)	3,951,918	333,485	(2,464,588)

Net income (loss)	$(363,535)	$3,721,561	$102,783	$(2,855,006)

Revenues

The Company was established on May 10, 2010, and began to generate revenues during the third quarter of 2017 from the sale of pain patches made with CBD oils. Our sales are comprised of both website sales to individual consumers and wholesale transactions with brick and mortar pharmacies, while our cost of goods sold primarily consists of the products and the packaging. We had revenues of $8,225 and $30,709 for the three and nine months ended September 30, 2018, respectively. We had revenues of $24,276 for the both the three and nine months ended September 30, 2017. The decrease in revenues in the three months ended September 30, 2018 compared to the prior year was due to disruptions involving our transition to a new merchant account processor.

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2018 were $4,373 and $20,577, respectively. Cost of goods sold for the three and nine months ended September 30, 2017 were $11,070. Cost of sales consists primarily of product materials and packaging supplies. The decrease in cost of goods sold in the three months ended September 30, 2018 compared to the prior year was due to a decrease in revenues as explained in the preceding paragraph.

General and Administrative

General and administrative expenses were $62,572 and 139,881, respectively, for the three and nine months ended September 30, 2018, compared to $36,979 and $110,284, respectively, for the three and nine months ended September 30, 2017, an increase of $25,593 and $29,597, or 69% and 27%, respectively. The increase in general and administrative expenses was due primarily to increased advertising and investor relations expenses.

Professional Fees

Professional fees expense was $22,613 and $100,953, respectively, for the three and nine months ended September 30, 2018, compared to $22,269 and $109,025, respectively, for the three and nine months ended September 30, 2017, an increase of $344 and a decrease $8,072, or an increase of 2% and a decrease of 7%, respectively. Professional fees consist primarily of legal and, accounting and auditing services.

Net Operating Loss

Net operating loss was $81,333 and $230,702, respectively, for the three and nine months ended September 30, 2018, compared to $230,357 and $390,418, respectively, for the three and months ended September 30, 2017, a decrease of $149,024 and $159,716, or 65% and 41%, respectively. Net operating loss decreased, as set forth above, primarily due to the discontinuation of our research and development efforts in the current year.

Other Income/Expense

Other income (expense) was ($282,202) and $333,485, respectively, for the three and nine months ended September 30, 2018, compared to $3,951,918 and ($2,464,588), respectively, for the three and nine months ended September 30, 2017, a decrease of $4,234,120 and an increase of $2,798,073, respectively. Other expense for the three months ended September 30, 2018 consisted of interest expense of $184,624, and a loss of $97,578 in the market value of derivative liabilities. The other income of $3,951,918 for the three months ended September 30, 2017 consisted of a gain in the market value of derivative liabilities of $3,993,216 offset by interest expense of $37,124 and a loss of $4,174 in our terminated joint venture.

Other income for the nine months ended September 30, 2018 consisted of a gain of $655,808 in market value of derivative liabilities, as offset by interest expense of $322,323. The other expense of $2,464,588 for the nine months ended September 30, 2017 consisted of interest expense of $190,471, a loss of $2,267,885 in market value of derivative liabilities and an investment loss of $6,232 in our terminated joint venture.

Net Income (Loss)

Net income (loss) for the three and nine months ended September 30, 2018, was ($363,535) or ($0.11) per share, and $102,783 or $0.03 per share, respectively, compared to $3,721,561 or $1.83 per share, and ($2,855,006) or ($1.52) per share, respectively, for the three and nine months ended September 30, 2017. Net income (loss) decreased, as set forth above, primarily due to the ($4,090,794) difference between a loss in value of our derivative liabilities of ($97,578) and a gain in value of our derivative liabilities of $3,993,216 for the three months ended September 30, 2018 and 2017, respectively. Net income (loss) increased, as set forth above, primarily due to the $2,957,789 difference between the gain in value of our derivative liabilities of $655,808 and the loss in value of our derivative liabilities of ($2,267,885) for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

During the three and nine months ended September 30, 2018, we had negative operating cash flows. Our cash on hand as of September 30, 2018 was $63,204, which was derived from the sale of shares of common stock, warrants and convertible promissory notes to investors. Our monthly cash flow burn rate for 2017 was approximately $42,500, and our monthly burn rate through the nine months ended September 30, 2018 was approximately $35,500. We have strong short-term cash needs as we ramp up production and sales of our new products. We will face strong medium to long term cash needs as we continue to grow the business. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30,	December 31,
	2018	2017	Change

Cash	$63,204	$83,704	$(20,500)
Total Current Assets	222,391	203,603	18,788
Total Assets	228,149	209,081	19,068
Total Current Liabilities	2,471,901	2,819,807	(347,906)
Total Liabilities	$2,471,901	$2,819,807	$(374,906)

Our cash and total current assets decreased as we continued to sustain losses. Our total current liabilities decreased primarily due to a reduction of $447,836 in the value of our derivative liability. Our working capital deficit decreased from ($2,616,204) to ($2,249,510), and our stockholders’ deficit decreased by $366,974 to ($2,243,752) due primarily to the reduction in the value of our derivative liability as well.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2018 was $63,204. Based on our minimal revenues and current monthly burn rate of approximately $35,500 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(318,471) for the nine months ended September 30, 2018, compared to $(370,549) for the nine months ended September 30, 2017. This decrease in net cash used in operating activities was driven primarily by the cash that was no longer used toward our research and development activities in the current year.

Investments

We had $2,029 net cash used in investing activities for the nine months ended September 30, 2018, and $2,694 net cash used in investing activities for the nine months ended September 30, 2017. We outsource the manufacturing of our products, so our investment expenses are minimal.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2018 was $300,000, which consisted of the proceeds from the sale of convertible notes. For the nine months ended September 30, 2017, net cash provided by financing was $453,323, which consisted primarily of proceeds from the sale of stock of $285,000, proceeds from the sale of convertible notes of $150,000 and proceeds of $18,323 from sales of stock pursuant to our equity line of credit with Redwood Management, LLC.

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

Sale of Convertible Notes

Pursuant to a separate Securities Purchase Agreement, we sold convertible notes to two investors for $60,000 on each of March 1, 2018 and April 24, 2018 and $180,000 on July 11, 2018, for an aggregate of $300,000. We sold two more convertible notes on July 11, 2018 for an aggregate of $180,000. We expect these investments, our growing revenues and sales of common stock, warrants and convertible notes will finance our operations for the next several months as we seek to expand revenues from our new pain management products.

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4
Controls and Procedures

(a)
Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)
Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended September 30, 2018.

On June 27, 2018, the Company effected a 1-for-250 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. Accordingly, we issued 64 shares of common stock in the Reverse Stock Split to avoid the issuance of fractional shares.

Convertible Debt

On July 11, 2018, we received proceeds of $120,000 upon the issuance of an 8% interest bearing, unsecured convertible promissory note maturing on October 31, 2018 (“Third Red Diamond Note”). The note was issued to RedDiamond Partners LLC and is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,920 of principal was converted into 348,667 shares of common stock over various dates between July 27, 2018 and August 23, 2018.

On July 11, 2018, we received proceeds of $60,000 upon the issuance of an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note was issued to SEG-RedaShex, LLC and is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

Issuances of Common Stock upon Conversions of Convertible Debt

We have issued shares of common stock upon the conversion of our convertible debt as set forth below. For an explanation of defined terms and the notes mentioned below, see Note 7 – Convertible Notes Payable, Currently in Default and Note 10 – Changes in Stockholders’ Equity (Deficit) of the financial statements.

On September 24, 2018, we issued 172,176 shares of common stock The Special Equities Group, LLC pursuant to the conversion of $12,500 of principal from the First SEG Note.

On September 18, 2018, the Company issued 136,986 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $10,000 of principal from the First Red Diamond Note.

On September 5, 2018, the Company issued 138,889 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $12,500 of principal from the First Red Diamond Note.

On August 23, 2018, the Company issued 82,001 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $4,920 of principal from the Third Red Diamond Note.

On August 20, 2018, the Company issued 160,000 shares of common stock to The Special Equities Group, LLC pursuant to the conversion of $9,600 of principal from the First SEG Note.

On August 15, 2018, the Company issued 100,000 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $6,000 of principal from the Third Red Diamond Note.

On August 9, 2018, the Company issued 83,333 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $5,000 of principal from the Third Red Diamond Note.

On July 27, 2018, the Company issued 83,333 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $10,000 of principal from the Third Red Diamond Note.

On November 12, 2018, the Company issued 150,000 shares of common stock to The Special Equities Group, LLC pursuant to the conversion of $13,500 of principal from the First SEG Note.

On November 5, 2018, the Company issued 190,000 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $8,075 of principal from the First Red Diamond Note.

On October 25, 2018, the Company issued 175,000 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $8,750 of principal from the First Red Diamond Note.

On October 16, 2018, the Company issued 202,702 shares of common stock to The Special Equities Group, LLC pursuant to the conversion of $13,500 of principal from the First SEG Note.

On October 12, 2018, the Company issued 175,000 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $9,712 of principal from the First Red Diamond Note.

On October 3, 2018, the Company issued 111,940 shares of common stock to RedDiamond Partners LLC pursuant to the conversion of $7,500 of principal from the First Red Diamond Note.

ITEM 3                      Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4                      Mine Safety Disclosures

Not applicable.

ITEM 5                      Other Information

None.

ITEM 6                      Exhibits

(a)
Exhibits

Exhibit No.	Description of Exhibits
10.1	8% Convertible Promissory Note in the principal amount of $60,000 issued July 11, 2018 to SEG-RedaShex LLC

10.2	8% Convertible Promissory Note in the principal amount of $120,000 issued July 11, 2018 to RedDiamond Partners LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: November 26, 2018	/s/ William A. Hartman
By: William A. Hartman
Its: Chief Executive Officer