Form 10-K
period 2018-12-31
PREMIER BIOMEDICAL INC
filed 2019-04-15
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2018 (the last business day of the most recently completed second fiscal quarter) was approximately $1,135,613 based on the closing price of $0.3799 on June 30, 2018.

On March 31, 2019, there were 8,857,418 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

None.

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

We were strictly a research-based company that intended to discover cures for PTSD, cancer and various other diseases. In order to fund on-going research and development in our Biologics Division, we developed a line of hemp oil based topical pain relief products. These pain relief products are now our main focus.

Pain Management

In the first quarter of 2017, we entered the pain management industry with one product: a 96-hour pain relief patch with 48 mg of hemp oil extract. We have now expanded our product offerings to eight products:

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

We are also continuing to develop additional pain relief products, including creams, sprays, gel pens and capsules. We currently have four products under development. Our goal with these products is to maintain the pain-relief strength of the product but produce it in a cost-effective manner, allowing us to offer the products at a lower price. We also intend to offer these products in sizes and quantities that are better suited to the casual shopper. With a lower price point and convenient size, we expect to be able to broaden our distribution to a wider variety of outlets, such as convenience stores and grocery stores. Our pain relief products are designed to provide natural relief from:

●
Knee pain,
●
Shoulder pain,
●
Joint pain,
●
Arthritis pain,
●
Muscle soreness and tenderness,
●
Headaches,
●
Migraines, and
●
Fibromyalgia.

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

To target cancer, Alzheimer’s disease, ALS, blood sepsis, leukemia, and other life-threatening cancers, we intend to develop our proprietary Sequential-Dialysis Technique. The methodology involved in this technique uses our patented process to use antibodies to remove disease-causing antigens and cytokines from bodily fluids to produce a cure for both blood-borne and neurological diseases without dangerous side effects of conventional medications. Consequently, our entry into the therapeutics market for medications that work against cancer, multiple sclerosis, infectious diseases, Alzheimer’s disease, strokes and traumatic brain injury will requires significant development before reaching the opportunities of a $700 billion industry.

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

To overcome the significant obstacles inherent to the development of our Sequential-Dialysis Technique and Feldetrex® candidate drug, we are seeking to partner with prestigious institutions and pharmaceutical companies with the substantial infrastructure and resource capacity to perform experimentation and to engage in product development in an inexpensive and efficient manner. We believe that as our interim experimentations are successfully achieved and publicized, we will be better able to partner with new business partners in the pharmaceutical industry.

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

In addition to discovering and developing new products, methods and procedures of treatment, we expect our research operations to add value to our existing products and methods and procedures of treatment in development by improving their effectiveness and by discovering new uses for them.

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

Through our Sequential-Dialysis Technique, we ultimately hope to provide a cure for cancer, if not only to dramatically extend the lives of suffering patients. Our initial focus is on lab and animal tests. Clinical trials, as required, will be undertaken subsequently.

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
G.
Wang H-Y, Friedman E, Olmstead MC, Burns LH (2005). Ultra-low-dose naloxone suppresses opioid tolerance, dependence and associated changes in Mu opioid receptor-G protein coupling and Gbc signaling; Neuroscience 135: 247–261.

Marketing

Currently, we manage our marketing responsibilities internally. Until recently, sales of our pain management products were made primarily online through our website www.painreliefmeds.com. We are in the process of broadening the distribution of our products by seeking partnerships with distributors, military and government agencies, long-term care facilities, and larger retailers. We intend to seek partnerships with large pharmaceutical and medical device firms for the sale of our products and technologies. These firms have the ability to effectively promote our product candidates to healthcare providers and patients. Through their marketing organizations, they can explain the approved uses, benefits and risks of our product candidates to healthcare providers such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. They also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits, and risks of our product candidates while continuing to motivate people to have meaningful conversations with their doctors. In addition, they sponsor general advertising to educate the public on disease awareness, important public health issues, and patient assistance programs.

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

Dr. Mitchell Felder, a member of our Board of Directors, is the owner of the Feldetrex mark, and has also licensed this to us pursuant to the terms of a license agreement.

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

Notwithstanding the CSA, thirty-three (33) states in the United States, the District of Columbia, Guam and Puerto Rico have approved comprehensive public medical marijuana/cannabis programs. Approved Efforts in another thirteen (13) states allow use of low THC, high cannabidiol (“CBD”) products for medical reasons in limited situations or as a legal defense. Ten (10) of these states and the District of Columbia have legalized cannabis/marijuana for adult recreational use. This leaves only four states (Idaho, Kansas, Nebraska and South Dakota) that do not allow for the use of cannabis/marijuana in any situation. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Blumenauer Amendment (formerly known as the Rohrbacher-Farr Amendment) to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, since 2014 has prohibited the DOJ from using funds to prevent states with laws authorizing the use, distribution, possession or cultivation of medical cannabis from implementing such laws. On August 2016, the Ninth Circuit Court of Appeals ruled in United States v. McIntosh that the Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. The Rohrabacher-Blumenauer Amendment is currently effective through September 30, 2019, but as an amendment to an appropriations bill, it must be renewed annually.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2019, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit.

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

●
the distribution of cannabis to minors;

●
revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

●
the diversion of cannabis from states where it is legal under state law in some form to other states;

●
state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●
violence and the use of firearms in the cultivation and distribution of cannabis;

●
drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

●
the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

●
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

At this time, we intend to continue only in the federally legal hemp product business. When Congress approved the 2018 Farm Bill, it defined hemp as an agricultural product and differentiated it from marijuana. This means hemp is not a controlled substance, and may be more broadly cultivated. Hemp-derived products may now be transferred across state lines for commercial purposes. The new law also allows for the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. There are several restrictions that apply to those who cultivate hemp and produce hemp-derived products. Key among these restrictions is that hemp cannot contain more than 0.3 percent THC.

While the 2018 Farm Bill legalized the cultivation of hemp and removed hemp-derived substances from Schedule 1 of the CSA, it does not legalize CBD generally. The FDA and DOJ continue to exercise control over CBD and there is still some lack of clarity as to exactly how CBD will be regulated going forward.

CBD has been deemed relatively safe and, from now on, should not be subject to international illicit drug scheduling according to a World Health Organization (“WHO”) comprehensive review published in July 2018. The WHO has formally submitted its conclusion to United Nations Secretary-General António Guterres, a prelude to this officially becoming the case.

On June 25, 2018, the U.S. Food and Drug Administration (“FDA”) approved CBD-based Epidiolex to treat severe forms of epilepsy. This marked the groundbreaking admission by the FDA that cannabis has medical value. On October 1, 2018, the DOJ placed “FDA-approved drugs that contain CBD derived from cannabis and no more than 0.1 percent THC” to Schedule 5 of the CSA. This action is narrowly tailored to reschedule Epidiolex off of Schedule 1 because the DOJ’s ability to remove all restrictions from cannabis extracts, including CDB, is restricted by the Single Convention on Narcotic Drugs, 1961.

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

ITEM 1A – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

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

We have a limited history and face many of the risks inherent to a new business. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. We were incorporated in Nevada in 2010. Our revenue and income potential is unproven and our business model is still emerging. Therefore, there can be no assurance that we will provide a return on investment in the future. An investor in our common stock must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies, products and processes in emerging markets and evolving industries. These challenges include our ability to:

●
execute our business model;
●
create brand recognition;
●
manage growth in our operations;
●
create a customer base in a cost-effective manner;
●
retain customers;
●
access additional capital when required; and
●
attract and retain key personnel.

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

In 2014 and through 2018, we raised funds through public and private equity offerings. We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

Negative public perception of hemp and cannabis-related businesses, misconceptions about the nature of our business and regulatory uncertainties could have a material adverse effect on our business, financial condition, and results of operations.

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

Certain retailers, like Amazon, do not allow the sale of products containing CBD. Other platforms such as Facebook and Google have policies that restrict advertising of CBD products. Until regulators provide more definitive and consistent rules for CBD products, many retailers, distributors and business partners tend to avoid getting involved in CBD businesses because of the uncertainty of what regulators may do. Misunderstandings about the legal nature of our business and the difference between CBD and marijuana may also discourage some business partners and customers from working with us or purchasing our products.

We cannot assure you that additional business partners, including but not limited to online retailers, distributors, financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

U.S. federal, state and foreign regulation and enforcement of laws relating to cannabis and its derivatives may adversely affect our ability to sell our products and our revenue.

There are (i) thirty-three (33) states in the United States, the District of Columbia, Guam and Puerto Rico have approved comprehensive public medical marijuana/cannabis programs. Approved Efforts in another thirteen (13) states allow use of low THC, high CBD products for medical reasons in limited situations or as a legal defense. Ten (10) of these states and the District of Columbia have legalized cannabis/marijuana for adult recreational use. This leaves only four states (Idaho, Kansas, Conversely, under the federal Controlled Substances Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis/marijuana has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use, and interstate distribution of cannabis/marijuana. In the event the U.S. Department of Justice (the “DOJ”) begins strict enforcement of the CSA in states that have laws legalizing medical and/or adult recreational cannabis/marijuana, there may be a direct and adverse impact to any future business or prospects that we may have in the cannabis/marijuana business. Even in those jurisdictions in which the manufacture and use of medical cannabis/marijuana has been legalized at the state level, the possession, use, and cultivation of cannabis/marijuana all remain violations of federal law that are punishable by imprisonment and substantial fines. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them.

For example, the California Bureau of Cannabis Control sent nine hundred (900) warning letters to marijuana shops suspected of operating without a state license. The Bureau also issued a cease-and-desist letter to the operator of an online directory of marijuana dispensaries, products, and delivery services. The letter threatened fines and criminal penalties if the company did not remove the listings for unlicensed marijuana businesses. Likewise, if we unknowingly do business with unlicensed entities or list them on our website, we may be subject to similar regulatory action that would halt our operations and affect our financial performance.

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

Until such time as the federal government reclassifies marijuana from a Schedule 1 narcotic, we do not intend to pursue any involvement in the marijuana business. At this time, we intend to continue only in the federally legal hemp product business. When Congress approved the 2018 Farm Bill, it defined hemp as an agricultural product and differentiated it from marijuana. This means hemp is not a controlled substance, and may be more broadly cultivated. Hemp-derived products may now be transferred across state lines for commercial purposes. The new law also allows for the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. There are several restrictions that apply to those who cultivate hemp and produce hemp-derived products. Key among these restrictions is that hemp cannot contain more than 0.3 percent THC.

While the 2018 Farm Bill legalized the cultivation of hemp and removed hemp-derived substances from Schedule 1 of the CSA, it does not legalize CBD generally. The FDA and DOJ continue to exercise control over CBD and there is still some lack of clarity as to exactly how CBD will be regulated going forward.

CBD has been deemed relatively safe and, from now on, should not be subject to international illicit drug scheduling according to a World Health Organization (“WHO”) comprehensive review published in July 2018. The WHO has formally submitted its conclusion to United Nations Secretary-General António Guterres, a prelude to this officially becoming the case.

On June 25, 2018, the U.S. Food and Drug Administration (“FDA”) approved CBD-based Epidiolex to treat severe forms of epilepsy. This marked the groundbreaking admission by the FDA that cannabis has medical value. On October 1, 2018, the DOJ placed “FDA-approved drugs that contain CBD derived from cannabis and no more than 0.1 percent THC” to Schedule 5 of the CSA. This action is narrowly tailored to reschedule Epidiolex off of Schedule 1 because the DOJ’s ability to remove all restrictions from cannabis extracts, including CDB, is restricted by the Single Convention on Narcotic Drugs, 1961.

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

●
the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●
the costs of establishing manufacturing and production, sales, marketing and distribution capabilities; and
●
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

The products and methods and procedures of treatment that we may develop or acquire in the future may fail to gain market acceptance among physicians, health care payors, patients and the medical community. Physicians may elect not to recommend these treatments for a variety of reasons, including:

●
timing of market introduction of competitive drugs;
●
lower demonstrated clinical safety and efficacy compared to other drugs or treatments;
●
lack of cost-effectiveness;
●
lack of availability of reimbursement from managed care plans and other third-party payors;
●
lack of convenience or ease of administration;
●
prevalence and severity of adverse side effects;
●
other potential advantages of alternative treatment methods; and
●
ineffective marketing and distribution support.

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

●
variations in our operating results and market conditions specific to Biomedical Industry companies;
●
changes in financial estimates or recommendations by securities analysts;
●
announcements of innovations or new products or services by us or our competitors;
●
the emergence of new competitors;
●
operating and market price performance of other companies that investors deem comparable;
●
changes in our board or management;
●
sales or purchases of our common stock by insiders;
●
commencement of, or involvement in, litigation;
●
changes in governmental regulations; and
●
general economic conditions and slow or negative growth of related markets.

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

If we do not continue to meet the eligibility requirements of the OTCQB, our common stock may be removed from the OTCQB and moved for quotation on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. The OTCQB requires a minimum bid price of $0.01. As of March 26, 2019, the closing bid price for our common stock was $0.04. If the bid price continues to decline and goes below $0.01, we may be removed from the OTCQB. If we are removed from the OTCQB, our stock will be quoted on the OTC Pink tier. Broker-dealers often decline to trade in over-the-counter stocks that are quoted on the OTC Pink tier given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

If we move down to the OTC Pink tier from the OTCQB tier, we may be unable to restore eligibility for quotation of our common stock on the OTCQB tier and this will have a negative impact on our market price. The OTC Pink marketplace also does not provide as much liquidity as the OTCQB. Many broker-dealers will not trade or recommend OTC Pink stocks for their clients. Because the OTCQB generally increases transparency by maintaining higher reporting standards and requirements and imposing management certification and compliance requirements, broker-dealers are more likely to trade stocks on the OTCQB marketplace.

Our principal shareholders have the ability to exert significant control in matters requiring shareholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own 157,031 shares of our outstanding common stock, 2,000,000 shares of our Series A Convertible Preferred Stock (which is convertible into an aggregate of 2,000,000 shares of our common stock), and through the exercise of warrants could acquire another 1,782,040 shares of our common stock. The shares of our preferred stock have 100 votes per share, giving these two shareholders approximately 96% of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

We are authorized to issue up to 1,000,000,000 shares of common stock, of which there were 8,857,418 shares issued and outstanding as of March 31, 2019. An additional 4,226,790 shares may be issued and outstanding if all of our currently outstanding preferred stock and warrants were exercised and converted into common stock. Our outstanding convertible notes require a reserve of approximately 41,030,0002 shares.

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

2 Calculated using conversion price = 60% of lowest price in past 15 days and total balance of notes outstanding as of March 7, 2019, multiplied by 300%.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the owners of 169,845 shares of our common stock, representing approximately 2% of our total issued shares, with convertible preferred stock, options and warrants to acquire another 3,570,600 shares of our common stock, representing approximately 40% of our total issued and outstanding shares of common stock. Each individual officer and director may be able to sell up to 1% of our outstanding common stock (currently approximately 88,000 shares) every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “BIEI.” It traded there from February 23, 2012 to December 26, 2017. Our common stock was then quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc. until July 27, 2018, when we were upgraded back to the OTCQB. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Effective June 27, 2018, our common stock underwent a 1-for-250 reverse split, which is reflected in the table below.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2018 and 2017, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Transaction Prices
December 31,	Period	High	Low
2019	First Quarter	$0.100	$0.031

2018	Fourth Quarter	$0.200	$0.039
	Third Quarter	$0.560	$0.100
	Second Quarter	$0.900	$0.350
	First Quarter	$2.450	$0.675

2017	Fourth Quarter	$2.125	$0.525
	Third Quarter	$3.325	$1.800
	Second Quarter	$4.475	$1.625
	First Quarter	$6.125	$1.075

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

Holders

As of March 31, 2019, there were 8,857,418 shares of our common stock issued and outstanding and held by 122 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

Unregistered securities issued during the year ended December 31, 2018 were previously reported on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

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

Summary Overview

We were strictly a research-based company that intended to discover cures for PTSD, cancer and various other diseases. In order to fund on-going research and development in these areas, we developed a line of topical hemp oil pain relief products. We began selling these pain relief products in January of 2017 with a single product and currently have eight topical pain relief products.

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

Customers indicate that they were able to achieve pain relief from our products and stop the use of opioid painkillers. Public awareness of the harmful side effects of opioid painkillers has grown significantly, and many states have initiated litigation against drug makers claiming they misrepresented the risks of opioid painkillers.3 As patients seek to cut back their use of opioid painkillers and look for alternatives, we believe demand for our products will see a significant increase. We intend to petition national insurance agencies to urge them to consider covering the use of our all-natural pain relief products as a safe alternative to opioid painkillers.

Financing

In the past, as we worked through the development of our products, we have relied heavily on financing through various issuances of common stock, warrants and convertible debt. As our sales grow, we expect to find financing solutions in the future that help us expand our operations, avoid dilution to our shareholders, and ultimately increase our company valuation.

3 See Oklahoma Sues Opioid Drugmakers; New Hampshire Presses Epidemic Probe, by Heide Brandes and Nate Raymond, Reuters, available at https://www.reuters.com/article/us-oklahoma-drugs-idUSKBN19L2HJ.

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

On November 23, 2018, we created a new series of preferred stock, Series B Convertible Preferred Stock, and sold 150,000 shares to two investors for $150,000.

Despite the recent sales of convertible notes and preferred stock, our goal is to move forward with more favorable financing as we begin to grow our revenues. To date, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions.

Through the remainder of 2019, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains, military branches, government agencies, senior care facilities and international partners.

Through our reorganization into six technology centers, we are positioned to take advantage of opportunities to individually sell, license or commercialize the technologies produced within each of these centers to suitable investment partners, without dilutive equity issuances. In the long run, we believe that this will be most beneficial to our investors.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2018 and 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. In 2018 we completed the sale of stock and warrants to raise $180,000 from a group of investors. However, without additional capital in the short term, we may not be able to push forward in the production and marketing of our new pain management products. Until we are able to grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2018 and 2017

Introduction

We had revenues of $39,795 and $39,761 for the years ended December 31, 2018 and 2017, respectively. Our operating expenses were $618,910 for the year ended December 31, 2018 compared to $1,304,160 for the year ended December 31, 2017, an increase of $685,250, or 53%. Our operating expenses consisted of research and development costs, general and administrative expenses, and professional fees, including $296,944 and $783,404 of stock-based compensation for the years ended December 31, 2018 and 2017, respectively.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2018	2017	(Decrease)

Revenue	$39,795	$39,761	$34
Cost of goods sold	113,727	25,439	88,288
Gross profit (loss)	(73,932)	14,322	(88,254)

Operating expenses:
Research and development	-	184,315	(184,315)
General and administrative	189,285	196,670	(7,385)
Professional fees	429,625	923,175	(493,550)
Total operating expenses	618,910	1,304,160	(685,250)

Net operating loss	(692,842)	(1,289,838)	(596,996)
Other income (expense)	293,956	(2,473,720)	2,767,676

Net loss	$(398,886)	$(3,763,558)	$(3,364,672)

Revenues

The Company was established on May 10, 2010, and began initial sales of our pain management products during the year ended December 31, 2017.

Research and Development

Research and development expenses were $-0- for the year ended December 31, 2018 compared to $184,315 for the year ended December 31, 2017, an increase of $184,315. The expenses decreased due to final invoices from the University of Texas at El Paso. We plan to continue to reduce our research and development activities as we focus on our pain management products.

General and Administrative

General and administrative expenses were $189,285 for the year ended December 31, 2018 as compared to $196,670 for the year ended December 31, 2017, a decrease of $7,385, or 4%.

Professional Fees

Professional fees expense was $429,625 for the year ended December 31, 2018, compared to $923,175 for the year ended December 31, 2017, a decrease of $493,550, or 53%. The decrease was primarily due to the decrease of stock-based compensation issued to debt holders, directors and consultants for services rendered. A total of $296,944 of stock-based compensation was awarded during the year ended December 31, 2018, compared to $783,404 of stock-based compensation during the year ended December 31, 2017, a decrease of $486,460 from 2017 to 2018. The decrease in stock-based compensation was the result of $671,424 of shares of common stock that were awarded to note holders during 2017.

Net Operating Loss

Net operating loss for the year ended December 31, 2018 was $692,842, compared to a net operating loss of $1,289,838 for the year ended December 31, 2017, a decrease of $596,996, or 46%. Net operating loss decreased, as set forth above, primarily due to a decrease in stock-based compensation issued to note holders for services rendered.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2018 was $293,956, compared to ($2,473,720) for the year ended December 31, 2017, a net increase of $2,767,676, or 112%. Other income (expense) consisted of interest and finance charges on debt and equity financing, gain on early extinguishment of debt, and a change in the fair value of derivative liabilities during the year ended December 31, 2018. Other income (expense) consisted of interest and finance charges on debt and equity financing, a change in the fair value of derivative liabilities, as well as a net loss on our joint venture during the year ended December 31, 2017. The net increase was primarily due to an increase of approximately $2,818,479 in the value of derivative liabilities related to significant decreased convertible debt financing during the year ended December 31, 2018, compared to the year ended December 31, 2017.

Net Loss

Net loss for the year ended December 31, 2018 was $398,886, or $(0.11) per share, compared to a net loss of $3,763,558, or $(1.92) per share, for the year ended December 31, 2017, a decrease of $3,364,672, or 89%. Net loss decreased, as set forth above, primarily due to an increase of approximately $2,818,479 in the value of derivative liabilities and decreased stock-based compensation issued to note holders for services rendered.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2018, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2018 was $86,827, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate has increased from approximately $37,000 in 2018 to approximately $42,500 in 2017. Although we have moderate short-term cash needs, as our operating expenses increase we will face strong medium to long-term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2018 and December 31, 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017	Change

Cash	$86,827	$83,704	$3,123
Total Current Assets	159,787	203,603	(43,816)
Total Assets	164,990	209,081	(44,091)
Total Current Liabilities	2,312,382	2,819,807	(507,425)
Total Liabilities	$2,312,382	$2,819,807	$(507,425)

Our cash increased by $3,123 as of December 31, 2018, compared to December 31, 2017. Our total current assets decreased by $43,816 primarily because we recognized an $87,650 allowance for inventory obsolescence in 2018. Our total assets decreased by $44,091 primarily for the same reasons.

Our current liabilities decreased by $507,425 as of December 31, 2018, compared to December 31, 2017, primarily due to decreases in accounts payable of $97,854 and derivative liabilities of $565,477. Our total liabilities decreased by the same amount for the same reasons as we do not have long term liabilities.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2018 was $86,827, which was derived from the sale of convertible promissory notes and common stock. Our monthly cash flow burn rate is approximately $37,000. Although we have moderate short-term cash needs, as our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2018 and 2017 was $444,878 and $507,116, respectively, a decrease of $62,238, or 12%. The primary uses of our cash were purchasing inventory and operating our pain management business, along with the public company compliance costs.

Investments

Our net cash used in investing activities for the years ended December 31, 2018 and 2017 was $2,029 and $2,694, respectively, a decrease of $665. The slight decrease reflected a lack of purchases of property and equipment in 2018 compared to 2017.

Financing

Our net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $450,030 and $573,393, respectively, a decrease of $123,363, or 22%. The decrease was primarily a result of a decrease in proceeds from the sale of stock of $135,000 in 2018, compared to $285,000 of proceeds from the sale of stock in 2017 and a decrease in repayments of convertible notes payable from $30,000 to zero. This was offset by a decrease in the proceeds from the sale of stock on equity line of credit from $18,323 to $-0-.

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

Critical Accounting Policies and Estimates

See Note 1 to the Financial Statements for the year ended December 31, 2018 on page F-6 which is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Premier Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Premier Biomedical, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
April 15, 2019

PREMIER BIOMEDICAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$86,827	$83,704
Accounts receivable	3,092	312
Inventory	25,985	84,763
Other current assets	43,883	34,824
Total current assets	159,787	203,603

Property and equipment, net	5,203	5,478

Total assets	$164,990	$209,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$264,398	$346,814
Accounts payable, related parties	25,944	41,382
Accrued interest	22,099	5,840
Convertible notes payable, net of discounts of $-0- and $30,010
at December 31, 2018 and 2017, respectively, currently in default	309,637	169,990
Derivative liabilities	1,690,304	2,255,781
Total current liabilities	2,312,382	2,819,807

Total liabilities	2,312,382	2,819,807

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized,
2,000,000 shares designated, issued and outstanding at December 31, 2018 and 2017	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares designated, 150,000
and -0- shares issued and outstanding at December 31, 2018 and 2017, respectively	150	-
Common stock, $0.00001 par value, 1,000,000,000 shares
authorized, 5,652,410 and 2,551,363 shares issued and
outstanding at December 31, 2018 and 2017, respectively	57	26
Additional paid in capital	14,572,754	13,442,255
Subscriptions payable, consisting of 276,960 and 254,703
shares at December 31, 2018 and 2017, respectively	5,345	273,805
Accumulated deficit	(16,727,698)	(16,328,812)
Total stockholders' equity (deficit)	(2,147,392)	(2,610,726)

Total liabilities and stockholders' equity (deficit)	$164,990	$209,081

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2018	2017

Revenue	$39,795	$39,761
Cost of goods sold	113,727	25,439
Gross profit (loss)	(73,932)	14,322

Operating expenses:
Research and development	-	184,315
General and administrative	189,285	196,670
Professional fees	429,625	923,175
Total operating expenses	618,910	1,304,160

Net operating loss	(692,842)	(1,289,838)

Other income (expense):
Interest expense	(415,287)	(351,502)
Gain on early extinguishment of debt	6,750	-
Change in derivative liabilities	702,493	(2,115,986)
Loss on joint venture	-	(6,232)
Total other income (expense)	293,956	(2,473,720)

Net loss	$(398,886)	$(3,763,558)

Weighted average number of common shares
outstanding - basic and fully diluted	3,505,460	1,958,745

Net loss per share - basic and fully diluted	$(0.11)	$(1.92)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2016	2,000,000	$2,000	-	$-	1,218,227	$13	$11,902,537	$-	$(12,565,254)	$(660,704)

Common stock sold for cash	-	-	-	-	160,000	2	284,998	-	-	285,000

Common stock issued on equity line of credit	-	-	-	-	20,588	-	18,323	-	-	18,323

Common stock issued on debt conversions	-	-	-	-	797,368	8	423,189	-	-	423,197

Exercise of warrants at $0.00001 per share, related parties	-	-	-	-	28,000	-	70	-	-	70

Shares issued for services on terminated offering	-	-	-	-	291,180	3	313,015	273,805	-	586,823

Shares issued for services	-	-	-	-	36,000	-	84,600	-	-	84,600

Warrants issued for services, related parties	-	-	-	-	-	-	102,364	-	-	102,364

Warrants issued for services	-	-	-	-	-	-	9,617	-	-	9,617

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	303,542	-	-	303,542

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-		(3,763,558)	(3,763,558)

Balance, December 31, 2017	2,000,000	$2,000	-	$-	2,551,363	$26	$13,442,255	$273,805	$(16,328,812)	$(2,610,726)

Common stock issued on subsctiptions payable	-	-	-	-	254,703	3	273,802	(273,805)	-	-

Series B convertible preferred stock sold for cash	-	-	150,000	150	-	-	149,850	-	-	150,000

Common stock issued on debt conversions	-	-	-	-	2,834,264	28	210,246	5,345	-	215,619

Exercise of warrants at $0.00001 per share, related parties	-	-	-	-	12,000	-	30	-	-	30

Odd lot shares issued on reverse stock split	-	-	-	-	80	-	-	-	-	-

Warrants issued for services, related parties	-	-	-	-	-	-	272,585	-	-	272,585

Warrants issued for services	-	-	-	-	-	-	24,359	-	-	24,359

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	199,627	-	-	199,627

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-		(398,886)	(398,886)

Balance, December 31, 2018	2,000,000	$2,000	150,000	$150	5,652,410	$57	$14,572,754	$5,345	$(16,727,698)	$(2,147,392)

The accompanying notes are an integral part of these financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(398,886)	$(3,763,558)
Adjustments to reconcile net loss
to net cash used in operating activities:
Allowance for inventory obsolescence	87,650	2,316
Depreciation	2,304	2,316
Gain on early extinguishment of debt	(6,750)	-
Loss on debt default provisions	25,500	-
Change in fair market value of derivative liabilities	(702,493)	2,115,986
Amortization of debt discounts	366,653	340,961
Stock based compensation, related parties	272,585	102,364
Stock based compensation	24,359	681,040
Decrease (increase) in assets:
Accounts receivable	(2,780)	(312)
Inventory	(28,872)	(84,763)
Other current assets	(9,059)	(23,394)
Increase (decrease) in liabilities:
Accounts payable	(82,416)	126,074
Accounts payable, related parties	(15,438)	(11,107)
Accrued interest	22,765	8,531
Accrued interest, related parties	-	(3,570)
Net cash used in operating activities	(444,878)	(507,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,029)	(2,694)
Net cash used in investing activities	(2,029)	(2,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	150,000	285,000
Proceeds from sale of stock on equity line of credit	-	18,323
Proceeds from exercise of warrants, related party	30	70
Proceeds from convertible notes payable	300,000	300,000
Repayments of notes payable, related parties	-	(30,000)
Net cash provided by financing activities	450,030	573,393

NET CHANGE IN CASH	3,123	63,583
CASH AT BEGINNING OF PERIOD	83,704	22,437

CASH AT END OF PERIOD	$86,827	$86,020

SUPPLEMENTAL INFORMATION:
Interest paid	$369	$5,580
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$300,000	$221,515
Value of derivative adjustment due to debt conversions	$199,627	$303,542
Value of shares issued for conversion of debt	$215,619	$423,197

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

Premier Biomedical, Inc.
Notes to Financial Statements

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock-based compensation consisted of the following during the years ended December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017

Common stock issued for services	$-	$84,600
Warrants issued for services, related parties	272,585	102,364
Warrants issued for services	24,359	9,617
Common stock issued for services on terminated offering	-	586,823
Total stock based compensation	$296,944	$783,404

Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●
identification of the contract, or contracts, with a customer;
●
identification of the performance obligations in the contract;
●
determination of the transaction price;
●
allocation of the transaction price to the performance obligations in the contract; and
●
recognition of revenue when, or as, we satisfy a performance obligation.

Sales are recorded when the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured, which is typically when products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not been completed. Sales commenced on July 5, 2017 with the termination of our joint venture.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $66,244 and $64,108 for the years ended December 31, 2018 and 2017, respectively.

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
Notes to Financial Statements

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

Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modify the disclosure requirements of Topic 820. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Premier Biomedical, Inc.
Notes to Financial Statements

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2018 and 2017.

No other new accounting pronouncements, issued or effective during the year ended December 31, 2018, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $16,727,698, and had negative working capital of ($2,152,595) at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Accounts Payable
The Company owed $24,116 and $39,116 as of December 31, 2018 and 2017, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs paid by the Chairman on behalf of the Company.

The Company owed $753 and $713 as of December 31, 2018 and 2017, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 and $1,553 as of December 31, 2018 and 2017, respectively, amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Premier Biomedical, Inc.
Notes to Financial Statements

Common Stock Warrants Exercised
On November 5, 2018, the Company issued 12,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.0025 per share for total proceeds of $30.

On November 22, 2017, the Company issued 28,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.0025 per share for total proceeds of $70.

Common Stock Warrants Granted
On December 15, 2018, the Company granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (842,000 shares); Mitchell Felder (842,000 shares), Heidi Carl (500,000 shares), John Borza (579,000 shares), Jay Rosen (52,500 shares), Patricio Reyes (500,000 shares) and John Pauly (52,500 shares). The exercise price of the foregoing warrants is nine cents ($0.09) per share. The warrants are exercisable over seven (7) years. The total fair value of the 3,368,000 common stock warrants using the Black-Scholes option-pricing model is $272,585, or $0.08093 per share, based on a volatility rate of 211%, a risk-free interest rate of 2.72% and an expected term of 3.5 years, and was expensed upon issuance.

On December 22, 2017, the Company granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (34,000 shares); Mitchell Felder (34,000 shares), Heidi Carl (24,000 shares), John Borza (29,000 shares), Jay Rosen (4,000 shares), Patricio Reyes (16,000 shares) and John Pauly (8,000 shares). The exercise price of the foregoing warrants is one dollar and twenty-five cents ($1.25) per share. The warrants are exercisable over seven (7) years. The total fair value of the 149,000 common stock warrants using the Black-Scholes option-pricing model is $102,364, or $0.68699 per share, based on a volatility rate of 195%, a risk-free interest rate of 2.01% and an expected term of 3.5 years, and was expensed upon issuance.

Loss on Joint Venture
The Company advanced a total of $48,778 to its joint venture partner, Premier Biomedical Pain Management Solutions, LLC, and was subsequently repaid a total of $44,604 on July 5, 2017 with the termination of the joint venture, resulting in a loss of $6,232, consisting of the original investment of $2,058 and the loss on this receivable of $4,174, for the year ended December 31, 2017.

Note 4 – Joint Venture

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

Note 5 – Subsidiary Formation

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2018 and 2017, respectively:

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$86,827	$-	$-
Total assets	86,827	-	-
Liabilities
Convertible note payable	-	309,637	-
Derivative liabilities	-	-	1,690,304
Total liabilities	-	309,637	1,690,304
	$86,827	$(309,637)	$(1,690,304)

Premier Biomedical, Inc.
Notes to Financial Statements

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$83,704	$-	$-
Total assets	83,704	-	-
Liabilities
Convertible note payable, net of discounts	-	169,990	-
Derivative liabilities	-	-	2,255,781
Total liabilities	-	169,990	2,255,781
	$83,704	$(169,990)	$(2,255,781)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2018 or the year ended December 31, 2017.

Note 7 – Patent Rights and Applications

The Company amortizes its patent rights and applications on a straight-line basis over the expected useful technological or economic life of the patents, which is typically 17 years from the legal approval of the patent applications when there are probable future economic benefits associated with the patent. The Company has elected to expense all of their patent rights and application costs due to difficulties associated with having to prove the value of their future economic benefits. All patent applications are currently pending and the Company has no patents that have yet been approved. It is the Company’s policy that it performs reviews of the carrying value of its patent rights and applications on an annual basis.

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

Premier Biomedical, Inc.
Notes to Financial Statements

Note 8 – Convertible Notes Payable

Convertible notes payable consists of the following at December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017

On July 11, 2018, the Company received proceeds of $120,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,920 of principal was converted into 348,667 shares of common stock over various dates between July 27, 2018 and August 23, 2018.	$94,080	$-

On July 11, 2018, the Company received proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	60,000	-

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.	30,000	-

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $30,000 of principal was converted into 387,815 shares of common stock over various dates between September 5, 2018 and October 3, 2018.	-	-

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second Diamond Rock Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A $15,000 loss was recognized during the fourth quarter of 2018 due to the enactment of default provision. A total of $9,943 of principal was converted into 496,960 shares of common stock over various dates between December 12, 2018 and December 31, 2018, and 276,960 of those shares were subsequently issued on January 1, 2019.
	55,057	50,000

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second SEG Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $10,000 of principal was converted into 20,833 shares of common stock on October 31, 2017, and the remaining $40,000 of principal was converted into 106,238 shares of common stock on January 29, 2018.	-	40,000

On August 8, 2017, the Company entered into an exchange agreement with Diamond Rock, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First Diamond Rock Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A $10,500 loss was recognized during the fourth quarter of 2018 due to the enactment of default provision. A total of $15,000 of principal was converted into an aggregate of 31,250 shares of common stock at various dates between November 6, 2017 and November 13, 2017, and another $35,000 of principal was converted into an aggregate of 751,550 shares of common stock at various dates between October 12, 2018 and November 30, 2018.
	10,500	35,000

On August 8, 2017, the Company entered into an exchange agreement with The Special Equities Group, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First SEG Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $49,756, consisting of $43,250 of principal and $6,506 of interest, was converted into 943,071 shares of common stock over various dates between August 20, 2018 and December 12, 2018. An additional $6,750 of principal was forgiven on the note.

	-	50,000

On August 8, 2017, the Company entered into an exchange agreement with RDW Capital, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First RDW Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,000 of principal was converted into 52,632 shares of common stock on October 31, 2017, and the remaining $25,000 of principal was converted into 76,923 shares of common stock on January 3, 2018.

	-	25,000

Total convertible notes payable, currently in default	309,637	200,000
Less unamortized derivative discounts:	-	30,010
Convertible notes payable	309,637	169,990
Less: current portion	309,637	169,990
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.
Notes to Financial Statements

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $300,000 and $221,515 for the variable conversion features of the convertible debts incurred during the years ended December 31, 2018 and 2017, respectively. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $366,653 and $340,961 of interest expense pursuant to the amortization of note discounts during the years ended December 31, 2018 and 2017, respectively.

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

The Company recognized interest expense for the years ended December 31, 2018 and 2017, respectively, as follows:

	December 31,	December 31,
	2018	2017

Interest on convertible notes	$22,765	$8,531
Interest on related party loans	-	2,010
Amortization of derivative discounts	366,653	340,961
Loss on default provisions	25,500	-
Interest on credit cards	369	-
Total interest expense	$415,287	$351,502

Note 9 – Derivative Liabilities

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,690,304 and $2,255,781 at December 31, 2018 and 2017, respectively. The change in fair value of the derivative liabilities resulted in a gain of $702,493 and a loss of $2,115,986 for the years ended December 31, 2018 and 2017, respectively, which has been reported within other expense in the statements of operations. The gain of $702,493 for the year ended December 31, 2018 consisted of a net loss in market value of $64,139 on the convertible notes and a net gain of $766,632 in market value of the warrants. The loss of $2,115,986 for the year ended December 31, 2017 consisted of a loss of $7,103,444 attributable to the fair value of warrants, a gain of $3,766,437 due to the subsequent exchange of the warrants, a net loss in market value of $4,767 on the convertible notes and a net gain of $1,225,788 in market value of the warrants.

Premier Biomedical, Inc.
Notes to Financial Statements

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2018 and 2017, respectively:

Derivative
Liability
Total
Balance, December 31, 2016	$221,822
Increase in derivative value due to issuances of convertible promissory notes	221,515
Increase in derivative value attributable to tainted warrants	7,103,444
Decrease in derivative value attributable to exchange of warrants	(3,766,437)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,221,021)
Debt conversions	(303,542)
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	336,643
Change in fair market value of derivative liabilities due to the mark to market adjustment	(702,493)
Debt conversions	(199,627)
Balance, December 31, 2018	$1,690,304

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2018 and 2017:
●
Stock price ranging from $0.19 to $0.0812 during these periods would fluctuate with projected volatility.
●
The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
●
An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
●
The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 208.5% - 289.6%.
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
●
The monthly trading volume would average $868,383 to $798,331 and would increase at 1% per month.
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
●
The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 226.2% - 226.2%.
●
The Holder would exercise the warrant at maturity in 2020 if the stock price was above the reset exercise price.

Premier Biomedical, Inc.
Notes to Financial Statements

Note 10 – Commitments and Contingencies

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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as accounts payable, with $225,024 outstanding as of the date of this filing, which is currently in default.

Note 11 – Stockholders’ Equity

Reverse Stock Split
On June 27, 2018, the Company effected a 1-for-250 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company was authorized to issue 1,000,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.

Premier Biomedical, Inc.
Notes to Financial Statements

Convertible Preferred Stock
The Company has 10,000,000 authorized shares of Preferred Stock, of which 2,000,000 shares of $0.001 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”) have been designated, and another 1,000,000 shares of $0.001 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”) were designated on November 23, 2018. The Company shall reserve and keep available out of its authorized but unissued shares of Common Stock such number of shares sufficient to effect the conversions, and agreed to reserve no less than 225 million shares.

Convertible Preferred Stock, Series A
Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share into one (1) fully paid and non-assessable share of Common Stock. Each outstanding share of Series A Preferred Stock is entitled to one hundred (100) votes per share on all matters to which the shareholders of the Corporation are entitled or required to vote.

Convertible Preferred Stock, Series B
Each share of Series B Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share into that number of fully paid and nonassessable shares of our common stock equal to the quotient of the Conversion Principal Amount divided by the lesser of (a) the Fixed Conversion Price established by our Board of Directors on the date of conversion, and (b) the Fair Market Value. The Certificate of Designation defines Fair Market Value as 60% of the lowest Traded Price for the common stock for the previous fifteen (15) trading days prior to the Conversion Date on the market or exchange where our common stock is trading. The Conversion Principal Amount is equal to the Original Issue Price ($1.00) divided by nine-tenths (0.9). The Fixed Conversion Price is the price set by our Board of Directors upon conversion but in no event less than the last Traded Price of our common stock. Traded Price is defined as the price at which our common stock changes hands on the designated exchange or market. Conversion of the Series B Preferred Stock is subject to a Beneficial Ownership Limitation that prohibits the conversion of the Series B Preferred Stock if the conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our outstanding shares of common stock. A holder of Series B Preferred Stock may increase its Beneficial Ownership Limitation up to 9.99% but only after 61 days have passed since the holder gave notice to the Company. The Series B Preferred Stock has no voting rights. The rights of the Series B Preferred Stock survive any reorganization, merger or sale of the Company.

The holders of Series B Preferred Stock shall receive noncumulative dividends on an as-converted basis in the same form as any dividends to be paid out on shares of our common stock. Any dividends paid will first be paid to the holders of Series B Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Other than as set forth in the previous sentence, the Certificate of Designation provides that no other dividends shall be paid on Series B Preferred Stock. Dividends on the Series B Preferred Stock are not mandatory or cumulative. There are no sinking fund provisions applicable to the Series B Preferred Stock, and the holders of Series B Preferred Stock have no redemption rights. The Corporation may redeem the Series B Preferred Stock upon 30 days’ prior notice at a price equal to the sum of 133% of the Original Issue Price plus the amount of any unpaid dividends on the shares to be redeemed.

As long as any shares of Series B Preferred Stock remain outstanding, the Certificate of Designation provides that without the approval of 75% of the holders of the outstanding Series B Preferred Stock, we may not (i) alter or change the rights, preferences, or privileges of the Series B Convertible Preferred Stock, (ii) increase or decrease the number of authorized shares of Series B Convertible Preferred Stock, or (iii) authorize the issuance of securities having a preference over or on par with the Series B Preferred Stock.

Sale of Convertible Preferred Stock, Series B (2018)
On November 23, 2018, we sold 75,000 shares of Series B Convertible Preferred Stock to RedDiamond Partners LLC, and another 75,000 shares of Series B Convertible Preferred Stock to SEG-RedaShex, LLC for $150,000 in total. Pursuant to the sale, the purchasers have the right to participate in any future financing up to 100% of the financing for the next 12 months. We also agreed to refrain from issuing any shares of common stock or equivalents for 30 days after the sale. The agreement also prohibits the Company from entering into any agreement involving a Variable Rate Transaction for eight months after the sale. In addition, we agreed to grant the purchasers a most-favored nation provision whereby the purchasers may exchange their shares of Series B Preferred Stock for securities issued in a subsequent financing on the same terms and conditions. The purchasers also have anti-dilution rights that allow them to acquire shares of common stock at a lower conversion price if a person acquires shares of our common stock or equivalents at a price per share lower than the conversion price of the Series B Preferred Stock.

Premier Biomedical, Inc.
Notes to Financial Statements

Common Stock
The Company has one billion authorized shares of $0.00001 par value Common Stock, as increased pursuant to an amendment to the articles of incorporation on February 9, 2016.

Common Stock Warrants Exercised (2018)
On November 5, 2018, the Company issued 12,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.0025 per share for total proceeds of $30.

Common Stock Warrants Exercised (2017)
On November 22, 2017, the Company issued 28,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.0025 per share for total proceeds of $70.

Securities Purchase Agreement (2017)
On March 30, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and each of The Special Equities Group, LLC, RDW Capital LLC, and DiamondRock, LLC (each a “Purchaser” and collectively, the “Purchasers”) to sell our common stock and warrants at a fixed price. Pursuant to the Purchase Agreement, we received from the Purchasers an aggregate of $300,000, net of $15,000 of offering costs, in exchange for 160,000 shares of our common stock, warrants to purchase up to 160,000 shares of our common stock at an exercise price of $7.50 (“Series A Warrants”) and warrants to purchase up to 160,000 shares or our common stock at an exercise price of $12.50 (“Series B Warrants”). Both the Series A Warrants and Series B Warrants issued pursuant to the Purchase Agreement are exercisable immediately upon receipt and have a term of three years. In addition, the Purchaser is entitled to a one-time price reset on the purchase price of the common stock of each tranche to the lower of (i) $5.00 or (ii) a 50% discount to the average of the three lowest closing prices in the 20 trading days prior to the reset date, which is the earlier of (i) the 7 month anniversary of the closing of each tranche of this transaction or (ii) 20 trading days after the effectiveness of each tranche. The embedded value in this reset provision is disclosed further in Note 8.

On May 30, 2017, the Purchasers bought additional shares of our common stock and warrants for $150,000 (the “Second Closing”), in exchange for 30,303,033 shares of our common stock, warrants to purchase up to 121,212 shares of our common stock at an exercise price of $7.50 (“Series A Warrants”) and warrants to purchase up to 121,212 shares or our common stock at an exercise price of $12.50 (“Series B Warrants”). Both the Series A Warrants and Series B Warrants issued pursuant to the Purchase Agreement are exercisable immediately upon receipt and have a term of three years.

The per share purchase price of the Second Closing was the lesser of (i) $5.00, subject to certain adjustments for stock splits and other similar transactions, or (ii) 50% of the closing price on the trading day immediately prior to the date of sale. The total number of shares to be sold in the Second Closing were determined by dividing the total purchase amount of each closing (i.e., $150,000) by the per share purchase price.

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

On August 8, 2017, the Company and each of the three Purchasers also entered into exchange agreements whereby the Purchasers exchanged (i) the 53,333 Series A Warrants purchased in the First Closing, (ii) the 53,333 Series B Warrants purchased in the First Closing, and (iii) the 40,404 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (aggregate $150,000) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date.

Premier Biomedical, Inc.
Notes to Financial Statements

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

Common Stock Issuances for Debt Conversions (2018)
On December 31, 2018, the Company granted 276,960 shares of common stock pursuant to the conversion of $5,345 of principal from the Second Diamond Rock Note. The shares were subsequently issued on January 1, 2019. As such, the $5,345 was presented as a subscription payable at December 31, 2018. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On December 12, 2018, the Company issued 258,193 shares of common stock pursuant to the conversion of $6,506 of interest from the First SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On December 12, 2018, the Company issued 220,000 shares of common stock pursuant to the conversion of $4,598 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On November 30, 2018, the Company issued 211,550 shares of common stock pursuant to the conversion of $8,462 of principal from the First Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On November 12, 2018, the Company issued 150,000 shares of common stock pursuant to the conversion of $7,650 of principal from the First SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On November 5, 2018, the Company issued 190,000 shares of common stock pursuant to the conversion of $8,075 of principal from the First Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 25, 2018, the Company issued 175,000 shares of common stock pursuant to the conversion of $8,750 of principal from the First Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 16, 2018, the Company issued 202,702 shares of common stock pursuant to the conversion of $13,500 of principal from the First SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 12, 2018, the Company issued 175,000 shares of common stock pursuant to the conversion of $9,712 of principal from the First Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On October 3, 2018, the Company issued 111,940 shares of common stock pursuant to the conversion of $7,500 of principal from the First Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Premier Biomedical, Inc.
Notes to Financial Statements

On September 24, 2018, the Company issued 172,176 shares of common stock pursuant to the conversion of $12,500 of principal from the First SEG Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

Common Stock Issuances for Debt Conversions (2017)
On various dates between October 31, 2017 and December 26, 2017, the Company issued a total of 228,775 shares of common stock pursuant to the conversion of an aggregate of $100,000 of principal, among the First and Second RDW, SEG and Diamond Rock Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On various dates between January 10, 2017 and March 13, 2017, the Company issued a total of 568,593 shares of common stock pursuant to the conversion of an aggregate of $323,197, consisting of $302,480 of principal and $20,717 of interest, among the Second, Fifth and Seventh Redwood Notes. The notes were converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Premier Biomedical, Inc.
Notes to Financial Statements

Common Stock Issuances on Stock Purchase Agreement (2017)
On February 13, 2017, the Company drew down $8,000 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 8,000 shares of common stock pursuant to the Seventh Put Notice.

On January 10, 2017, the Company drew down $10,323 on their Stock Purchase Agreement entered into on May 27, 2016, with Redwood and issued 12,588 shares of common stock pursuant to the Sixth Put Notice.

Common Stock Issuances for Services (2017)
On December 6, 2017, we agreed to issue a total of 545,882 shares of our common stock to The Special Equities Group, LLC, RDW Capital, LLC and DiamondRock, LLC as compensation, of which a total of 291,180 shares were issued immediately with an aggregate fair value of $313,018 based on the closing price of the Company’s common stock on the date of grant, and the other 254,703 shares were subsequently issued on various dates between January 17, 2018 and February 13, 2018. The aggregate fair value of the shares issued subsequent to December 31, 2017 was $273,805.

On August 25, 2017, we agreed to issue 36,000 shares of our common stock to a third-party for consulting services rendered. The shares were subsequently issued on December 1, 2017. The total fair value of the common stock was $84,600 based on the closing price of the Company’s common stock on the date of grant.

Common Stock Issuances on Subscriptions Payable (2018)
On various dates from January 17, 2018 through February 13, 2018, the Company issued a total of 254,703 shares to The Special Equities Group and DiamondRock, LLC as compensation valued at $273,805 awarded on December 6, 2017.

Note 12 – Common Stock Warrants

Common Stock Warrants Granted (2018)
On December 15, 2018, the Company granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (842,000 shares); Mitchell Felder (842,000 shares), Heidi Carl (500,000 shares), John Borza (579,000 shares), Jay Rosen (52,500 shares), Patricio Reyes (500,000 shares) and John Pauly (52,500 shares). The exercise price of the foregoing warrants is nine cents ($0.09) per share. The warrants are exercisable over seven (7) years. The total fair value of the 3,368,000 common stock warrants using the Black-Scholes option-pricing model is $272,585, or $0.08093 per share, based on a volatility rate of 211%, a risk-free interest rate of 2.72% and an expected term of 3.5 years, and was expensed upon issuance.

On December 15, 2018, we also issued warrants to purchase a total of two hundred and eighty-eight thousand (288,000) shares of our common stock amongst four members of our Scientific Advisory Board. The exercise price of the foregoing warrants is nine cents ($0.09) per share. The warrants are exercisable over seven (7) years. The total fair value of the 288,000 common stock warrants using the Black-Scholes option-pricing model is $24,359, or $0.08458 per share, based on a volatility rate of 211%, a risk-free interest rate of 2.81% and an expected term of 7 years, and was expensed upon issuance.

Common Stock Warrants Granted (2017)
On December 22, 2017, the Company granted warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (34,000 shares); Mitchell Felder (34,000 shares), Heidi Carl (24,000 shares), John Borza (29,000 shares), Jay Rosen (4,000 shares), Patricio Reyes (16,000 shares) and John Pauly (8,000 shares). The exercise price of the foregoing warrants is one dollar and twenty-five cents ($1.25) per share. The warrants are exercisable over seven (7) years. The total fair value of the 149,000 common stock warrants using the Black-Scholes option-pricing model is $102,364, or $0.68699 per share, based on a volatility rate of 195%, a risk-free interest rate of 2.01% and an expected term of 3.5 years, and was expensed upon issuance.

Premier Biomedical, Inc.
Notes to Financial Statements

On December 22, 2017, we also issued warrants to purchase a total of fourteen thousand (14,000) shares of our common stock amongst three members of our Scientific Advisory Board. The exercise price of the foregoing warrants is one dollar and twenty-five cents ($1.25) per share. The warrants are exercisable over seven (7) years. The total fair value of the 14,000 common stock warrants using the Black-Scholes option-pricing model is $9,617, or $0.68699 per share, based on a volatility rate of 195%, a risk-free interest rate of 2.01% and an expected term of 7 years, and was expensed upon issuance.

A total of $296,944 and $111,981 of warrants were amortized and expensed to professional fees as stock-based compensation during the years ended December 31, 2018 and 2017, respectively, including $272,585 and $102,364 during the years ended December 31, 2018 and 2017, respectively, related to warrants issued to related parties.

Exercise of Common Stock Warrants, Related Party (2018)
On November 5, 2018, the Company issued 12,000 shares of common stock pursuant to the exercise of warrants by the Company’s Chairman of the Board at $0.0025 per share for total proceeds of $30.

Exercise of Common Stock Warrants, Related Party (2017)
On November 22, 2017, the Company issued 28,000 shares of common stock pursuant to the exercise of warrants by the Company’s CEO at $0.0025 per share for total proceeds of $70.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2018.

Shares Underlying
	Shares Underlying Warrants Outstanding			Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$1.25 – $362.50	3,901,760	6.85 years	$2.05	3,901,760	$2.05

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2018	2017

Average risk-free interest rates	2.73%	1.75%
Average expected life (in years)	3.78	9.22

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the years ended December 31, 2018 and 2017 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.08122 per warrant granted during the year ended December 31, 2018.

Premier Biomedical, Inc.
Notes to Financial Statements

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2016	122,760	$61.0175
Warrants granted	163,000	1.25
Warrants exercised	(28,000)	(0.0025)
Balance, December 31, 2017	257,760	$29.85
Warrants granted	3,656,000	0.09
Warrants exercised	(12,000)	(0.0025)
Balance, December 31, 2018	3,901,760	$2.05

Exercisable, December 31, 2018	3,901,760	$2.05

Note 13 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2018 and 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2018 and December 31, 2017, the Company had approximately $5,277,000 and $4,860,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,108,170	$1,701,000

Net deferred tax assets before valuation allowance	$1,108,170	$1,701,000
Less: Valuation allowance	(1,108,170)	(1,701,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017, respectively.

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

Premier Biomedical, Inc.
Notes to Financial Statements

Note 14 – Subsequent Events

Convertible Debt Financing
On March 26, 2019, the Company received proceeds of $68,000 in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on March 26, 2020 (“First Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.

Common Stock Issuances for Debt Conversions
On March 22, 2019, the Company issued 386,000 shares of common stock pursuant to the conversion of $6,369, consisting of $2,136 of principal and $4,233 of interest, from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On March 6, 2019, the Company issued 370,000 shares of common stock pursuant to the conversion of $5,739 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On February 26, 2019, the Company issued 349,463 shares of common stock pursuant to the conversion of $6,500 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On February 26, 2019, the Company issued 340,000 shares of common stock pursuant to the conversion of $5,273 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On February 12, 2019, the Company issued 346,200 shares of common stock pursuant to the conversion of $6,924 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On February 1, 2019, the Company issued 315,000 shares of common stock pursuant to the conversion of $7,875 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On January 23, 2019, the Company issued 260,000 shares of common stock pursuant to the conversion of $6,513 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On January 11, 2019, the Company issued 280,000 shares of common stock pursuant to the conversion of $5,597 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On January 2, 2019, the Company issued 281,385 shares of common stock pursuant to the conversion of $6,500 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Common Stock Issuances on Subscriptions Payable
On January 1, 2019, the Company issued 276,960 shares to DiamondRock, LLC for the conversion of $5,345 of debt on December 31, 2018.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

●
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)
Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

William A. Hartman	77	President, Chief Executive Officer, and Director (June 2010)

Dr. Mitchell S. Felder	65	Chairman of the Board of Directors and the Scientific Advisory Board (June 2010)

Heidi H. Carl	49	Chief Financial Officer, Secretary, Treasurer and Director (June 2010)

Dr. Patricio F. Reyes	72	Chief Technology Officer and Director (August 2016)

John S. Borza	65	Vice President and Director (August 2012)

Jay Rosen	65	Director (June 2010)

John Pauly	58	Director (December 2017)

William A. Hartman, age 77, is our President and Chief Executive Officer and a member of our Board of Directors. From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc. From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc. From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive. From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984 he was Division Quality Compliance Manager at Ford Motor Company. At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants. He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion. Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 65, is our Chairman of the Board of Directors and our Scientific Advisory Board. Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983. He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology. Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents. Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap. During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist. Dr. Felder is presently an attending neurologist at the William Beaumont Army Medical Center in El Paso, Texas. Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 49, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors. From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc. From June 2007 to May 2009, Ms. Carl was the Product Development Specialist at General Motors Corporation. From May 2006 to May 2007, Ms. Carl was the Associate Marketing Manager at General Motors Corporation. From May 2003 to May 2006, Ms. Carl was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Ms. Carl was the District Area Parts Manager at General Motors Corporation. Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Dr. Patricio F. Reyes, MD, FAAN, age 72, is a board certified neurologist and neuropathologist, has served as the Chief Medical Officer and Board Member of the Retired National Football League Players Association since 2013. Dr. Reyes has been a board member of the Association of Ringside Physicians since 2008 and was previously its Chair of the Education Committee and 2009 Distinguished Educator. Dr. Reyes has worked as a neurologist and neuropathologist for the Phoenix VA Hospital since 2014. Dr. Reyes is the co-founder, Chief Medical Officer and Chair of the Scientific Advisory Board of Yuma Therapeutics, Inc. where he has worked since 2012. He is a Fellow of the American Academy of Neurology and was former Professor of Neurology and Neuropathology at Thomas Jefferson Medical School in Philadelphia, Pennsylvania, and Professor of Neurology, Pathology and Psychiatry at Creighton University School of Medicine in Omaha, Nebraska.

John S. Borza, PE, AVS, age 65, is our Vice President and was appointed to our Board of Directors on August 17, 2012. Mr. Borza is currently the President and Chief Executive Officer of Value Innovation, LLC, a consulting firm focused on value engineering and creative problem solving, where he has served since August 2009. Prior to Value Innovation, Mr. Borza was a Specialist with TRW Automotive from September 2007 to September 2009, and a Director at TRW Automotive from May 1999 to September 2007. Earlier in his career, Mr. Borza worked in R&D for 12 years on a variety of products and technologies in various capacities ranging from Engineer to Chief Engineer, before moving into launch and production support roles. Mr. Borza is an Altshuller Institute certified TRIZ Practitioner, and a SAVE International certified Associate Value Specialist. He is active in the local chapter of SAVE International and currently serves as the chapter Past-President. Mr. Borza holds a BS degree in Electrical Engineering and an MBA from the University of Michigan.

Jay Rosen, age 65, has been a member of our Board of Directors since our inception in June 2010. Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971. He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005. Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start-up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange. Mr. Rosen studied economics and finance at New York University and Columbia University.

John Pauly, age 58, has served as Executive Vice President at HealthWarehouse.com, Inc., an online Verified Internet Pharmacy Practice Site (VIPPS), since October 2017. From January 2017 through March 2017, Mr. Pauly served as the interim Chief Executive Officer of HealthWarehouse.com. From January 2016 until his time at HealthWarehouse.com, he was the Chief Operating Officer of Specialty Medical Drug Store, also a VIPPS accredited online pharmacy business.

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

To the Company’s knowledge, the following is a list of individuals that have filed, but filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Transactions that Were Not Reported	Number of Transactions that Were Not Timely Reported

Dr. Mitchell S. Felder	-	1
William A. Hartman	-	1
Dr. Patricio F. Reyes	-	1
Heidi Carl	-	1
John Pauly	-	1
Jay Rosen	1	-

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

During the fiscal years ended December 31, 2018 and 2017, the Board of Directors met approximately on a bi-weekly basis. Only Mr. Rosen attended fewer than 75 percent of the meetings. We have no policy with regard to attendance at meetings of the Board of Directors.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William A.	2018	-0-	-0-	-0-	68,146(2)	-0-	-0-	-0-	68,146
Hartman, Chief Executive Officer (1)	2017	-0-	-0-	-0-	23,358(3)	-0-	-0-	-0-	23,358

Heidi H. Carl,	2018
Chief Financial Officer(4)	2017	-0-	-0-	-0-	16,488(4)	-0-	-0-	-0-	16,488

(1)
Mr. Hartman does not receive a salary for his services as Chief Executive Officer.
(2)
Option awards consist of warrants to purchase 842,000 shares of our common stock at an exercise price of $0.05 over seven (7) years from the grant date on December 15, 2018.
(3)
Option awards consist of warrants to purchase 34,000 shares of our common stock at an exercise price of $1.25 over seven (7) years from the grant date on December 22, 2017.
(4)
Ms. Carl does not receive a salary for her services as Secretary and Treasurer.
(5)
Option awards consist of warrants to purchase 500,000 shares of our common stock at an exercise price of $0.09 over seven (7) years from the grant date on December 15, 2018.
(6)
Option awards consist of warrants to purchase 24,000 shares of our common stock at an exercise price of $1.25 over seven (7) years from the grant date on December 22, 2017.

Officer and Director Compensation

On December 20, 2018, we issued warrants to the following officers and directors, which will allow them to purchase shares of our common stock in the amounts indicated: William Hartman (842,000 shares); Mitchell Felder (842,000 shares), Heidi Carl (500,000 shares), John Borza (579,000 shares), Patricio Reyes (500,000 shares), John Pauly (52,500 shares) and Jay Rosen (52,500 shares). We also issued warrants to purchase shares of our common stock to three members of our Scientific Advisory Board in the amounts indicated: Heleno Souza (131,000 shares), Carl Meyer (26,000 shares) and Katherine Meyer (26,000 shares). The exercise price of the foregoing warrants is Nine Cents ($0.09) per share. The warrants also have a cashless exercise option.

The warrants were issued with respect to services provided in 2018 and vested immediately upon issuance. The issuance of the warrants was fully approved by our Board of Directors on December 20, 2018, the date a fully executed resolution authorizing the issuance was delivered to us.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2019, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership (3)

William A. Hartman (4)(10)	971,020	(8)	9.96%	1,000,000	50.0%

Dr. Mitchell S. Felder (4) (5)	968,051	(9)	9.93%	1,000,000	50.0%

Heidi H. Carl (4)(10)	537,080	(12)	5.72	-	-

Jay Rosen (4)	63,120	(13)	*	-	-

John S. Borza (4)	619,934	(11)	6.54	-	-

John Pauly(4) (6)	60,500	(15)	*	-	-

Dr. Patricio Reyes(4) (7)	520,680	(14)	5.55	-	-

All Officers and Directors as a Group (7 Persons)	3,740,445	(8)(9)(11)(12)(13)(14)(15)	30.10%	2,000,000	100.0% %

*
Less than 1%
(1)
Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.
(2)
Unless otherwise indicated, based on 8,857,418 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)
Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.
(4)
Indicates one of our officers or directors.
(5)
Dr. Felder’s address is P.O. Box 1332, Hermitage, PA 16148.
(6)
Mr. Pauly’s address is 900 Squire Oaks Drive, Villa Hills, KY 41017.
(7)
Dr. Reyes’ address is 10618 North Eleventh Place, Phoenix, AZ 85020.
(8)
Includes 4,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 200 shares of common stock that may be acquired at $362.50 per share, 420 shares of common stock that may be acquired at $362.50 per share if the Company’s common stock reaches a closing bid price of $750.00 per share and remains at or above $750.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 6,400 shares of common stock that may be acquired upon the exercise of warrants at $62.50 per share, 4,000 shares of common stock that may be acquired upon the exercise of warrants at $12.50 per share, 34,000 shares of common stock that may be acquired upon the exercise of warrants at $1.25 per share, and 842,000 shares of common stock that may be acquired upon the exercise of warrants at $0.09 per share.
(9)
Includes 12,000 shares of common stock that may be acquired upon the exercise of warrants at $0.0025 per share, 4,000 shares of common stock that may be acquired upon the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, 200 shares of common stock that may be acquired at $362.50 per share, 420 shares of common stock that may be acquired at $362.50 per share if the Company’s common stock reaches a closing bid price of $750.00 per share and remains at or above $750.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 6,400 shares of common stock that may be acquired upon the exercise of warrants at $62.50 per share, 4,000 shares of common stock that may be acquired upon the exercise of warrants at $12.50 per share, 34,000 shares of common stock that may be acquired upon the exercise of warrants at $1.25 per share, and 579,000 shares of common stock that may be acquired upon the exercise of warrants at $0.09 per share.

(11)
William A. Hartman is the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his daughter.
(12)
Includes 110 shares of common stock owned members of Mr. Borza’s household, 4,200 shares of common stock that may be acquired by Mr. Borza at $362.50 per share upon the exercise of warrants, 280 shares of common stock that may be acquired at $362.50 per share upon the exercise of warrants if the Company’s common stock reaches a closing bid price of $750.00 per share and remains at or above $750.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 4,800 shares of common stock that may be acquired upon the exercise of warrants at $62.50 per share, 2,400 shares of common stock that may be acquired upon the exercise of warrants at $12.50 per share, 29,000 shares of common stock that may be acquired upon the exercise of warrants at $1.25 per share, and 579,000 shares of common stock that may be acquired upon the exercise of warrants at $0.09 per share.
(13)
Includes 200 shares of common stock that may be acquired upon the exercise of warrants at $362.50 per share, 280 shares of common stock that can be acquired at $362.50 per share if the Company’s common stock reaches a closing bid price of $750.00 per share and remains at or above $750.00 per share for thirty (30) consecutive trading days on any and all markets or exchanges on which the Company’s common stock is traded, 5,600 shares of common stock that may be acquired upon the exercise of warrants at $62.50 per share, 3,000 shares of common stock that may be acquired upon the exercise of warrants at $12.50 per share, 24,000 shares of common stock that may be acquired upon the exercise of warrants at $1.25 per share, and 500,000 shares of common stock that may be acquired upon the exercise of warrants at $0.09 per share.
(14)
Includes 200 shares of common stock that may be acquired upon the exercise of warrants at $362.50 per share, 1,600 shares of common stock that may be acquired upon the exercise of warrants at $62.50 per share, 800 shares of common stock that may be acquired upon the exercise of warrants at $12.50 per share, 4,000 shares of common stock that may be acquired upon the exercise of warrants at $1.25 per share, and 52,500 shares of common stock that may be acquired upon the exercise of warrants at $0.09 per share.
(15)
Includes 2,800 shares or the Company’s common stock that may be acquired upon the exercise of warrants at $62.50 per share, 1,400 per share, 16,000 shares of common stock that may be acquired upon the exercise of warrants at $1.25 per share, and 500,000 shares of common stock that may be acquired upon the exercise of warrants at $0.09 per share.
(16)
Consists of 8,000 shares of common stock that may be acquired upon the exercise of warrants at $1.25 per share, and 52,500 shares of common stock that may be acquired upon the exercise of warrants at $0.09 per share.

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

The PBPMS operating agreement called for ATS to enter into a licensing agreement with PBPMS. Upon entering into the license agreement, Mr. La Borde was to receive 5,000 warrants to purchase our common stock at an exercise price of $0.05 per share.

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

As of December 31, 2018, we have not sold any products using the licensed technology and thus have not paid any license fees. We have, however, reimbursed expenses associated with the technology we have licensed, and owe them an additional $46,016.

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

Warrant Exercise

On November 22, 2017, we issued 28,000 shares of common stock, restricted in accordance with Rule 144, to William Hartman, an officer and director of the Company, upon the exercise of warrants at $0.0025 per share.

On December 20, 2016, we issued 24,000 shares of common stock, restricted in accordance with Rule 144, to each of William Hartman and Mitchell Felder, officers and directors of the Company, upon the exercise of warrants at $0.0025 per share.

On August 19, 2016, we issued 16,000 shares of common stock, restricted in accordance with Rule 144, to each of William Hartman and Mitchell Felder, officers and directors of the Company, upon the exercise of warrants at $0.0025 per share.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2017 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Audit Fees (1)	$12,000	$14,000
Audit Related Fee (2)	13,000	20,500
Tax Fees	-	-
All Other Fees	-	-
Total	$25,000	$34,500

(1)           Audit fees were principally for audit services.

(2)           Audit related fees were principally for work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Of the fees described above for the years ended December 31, 2018 and 2017, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following financial statements are filed as part of this report:

(a)(2)    Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)    Exhibits

Refer to (b) below.

(b)
Exhibits

Exhibit No.	Description of Exhibits
3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc., as amended

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

3.3 (17)	Certificate of Designation of Series B Convertible Preferred Stock

4.1 (13)	Form of Series A Common Stock Purchase Warrant

4.2 (13)	Form of Series B Common Stock Purchase Warrant

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (1)	Common Stock Purchase Warrant issued to The Lebrecht Group, APLC

10.8 (1)	Form of Warrant Sold in Private Placement

10.9 (3)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC.

10.10 (3)	Frist Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC.

10.11 (4)	Collaboration Agreement with the University of Texas System dated May 9, 2012

10.12 (5)	Employment Agreement with William A. Hartman, dated September 28, 2012

Exhibit No.	Description of Exhibits
10.13 (6)	Form of Directors and Officers Warrant

10.14 (7)	Form of Directors Stock Purchase Agreement

10.15 (8)	Cooperative Research and Development Agreement with U.S. Army Medical Research and Material Command

10.16 (9)	Patent License Agreement dated March 4, 2015

10.17 (10)	Common Stock Purchase Warrant dated March 20, 2015

10.18 (11)	Amendment No. 1 to Patent License Agreement dated June 19, 2015.

10.19 (12)	Common Stock Purchase Warrant issued to Ryan Fields dated March 30, 2015

10.20 (13)	Form of Securities Purchase Agreement, dated March 30, 2017

10.21 (13)	Form of Registration Rights Agreement, dated March 30, 2017

10.22 (14)	Amendment No. 1 of the Securities Purchase Agreement, dated August 8, 2017

10.23 (14)	Amendment No. 1 of the Registration Rights Agreement, dated August 4, 2017

10.24 (14)	Form of Exchange Agreement, dated August 4, 2017

10.25 (14)	Form of 8% Convertible Promissory Note, dated August 8, 2017

10.26 (15)	Form of 8% Convertible Promissory Note, dated October 30, 2017

10.27 (16)	Form of 8% Convertible Promissory Note, dated March 1, 2018

10.28 (16)	Securities Purchase Agreement, dated March 1, 2018, by and among the Company, RedDiamond Partners LLC and SEG-RedaShex, LLC

10.29 (16)	Registration Rights Agreement, dated March 1, 2018, by and among the Company, RedDiamond Partners LLC and SEG-RedaShex, LLC

10.30	Securities Purchase Agreement, dated November 23, 2018, by and between the Company and each of RedDiamond Partners LLC and SEG-RedaShex, LLC

Exhibit No.	Description of Exhibits
101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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
(10)
Incorporated by reference from our Quarterly Report on Form 10-Q dated May 14, 2015, filed with the Commission on May 15, 2015.
(11)
Incorporated by reference from our Current Report on Form 8-K dated June 19, 2015, filed with the Commission on June 23, 2015.
(12)
Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on August 14, 2015.
(13)
Incorporated by reference from our Registration Statement on Form S-1 (File No. 333-218250) filed with the Commission on May 26, 2017.
(14)
Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on August 21, 2017.
(15)
Incorporated by reference from our Registration Statement on Form S-1/A dated and filed with the Commission on October 16, 2017.
(16)
Incorporated by reference from our Annual Report dated and filed with the Commission on April 12, 2018.
(17)
Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on November 29, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: April 15, 2019		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2019		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer and Director

Dated: April 15, 2019		/s/ Heidi H. Carl
	By:	Heidi H. Carl
	Its:	Chief Financial Officer, Treasurer and Principal Accounting Officer

Dated: April 15, 2019		/s/ Dr. Mitchell S. Felder
	By:	Dr. Mitchell S. Felder, Director

Dated: April 15, 2019		/s/ John Pauly
	By:	John Pauly, Director

Dated: April 15, 2019		/s/ John S. Borza
	By:	John S. Borza, Director