Form 10-Q
period 2019-03-31
PREMIER BIOMEDICAL INC
filed 2019-05-15
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 13, 2019, there were 9,717,418 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash	$81,239	$86,827
Accounts receivable	2,383	3,092
Inventory	23,920	25,985
Other current assets	39,998	43,883
Total current assets	147,540	159,787

Property and equipment, net	7,334	5,203

Total assets	$154,874	$164,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$268,088	$264,398
Accounts payable, related parties	29,957	25,944
Accrued interest	26,144	22,099
Convertible notes payable, net of discounts of $67,813 and $-0- at March 31, 2019
and December 31, 2018, respectively, including $252,347 currently in default	252,534	309,637
Derivative liabilities	1,550,935	1,690,304
Total current liabilities	2,127,658	2,312,382

Total liabilities	2,127,658	2,312,382

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares
designated, issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares designated, 150,000
shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	150	150
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 8,507,955 and 5,652,410
shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	85	57
Additional paid in capital	14,677,668	14,572,754
Subscriptions payable, consisting of 349,463 and 276,960 shares
at March 31, 2019 and December 31, 2018, respectively	6,500	5,345
Accumulated deficit	(16,659,187)	(16,727,698)
Total stockholders' equity (deficit)	(1,972,784)	(2,147,392)

Total liabilities and stockholders' equity (deficit)	$154,874	$164,990

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018

Revenue	$5,736	$10,395
Cost of goods sold	2,065	6,058
Gross profit	3,671	4,337

Operating expenses:
General and administrative	52,972	34,492
Professional fees	32,889	39,616
Total operating expenses	85,861	74,108

Net operating loss	(82,190)	(69,771)

Other income (expense):
Interest expense	(7,545)	(64,145)
Change in derivative liabilities	158,246	700,240
Total other income	150,701	636,095

Net income	$68,511	$566,324

Weighted average number of common shares outstanding - basic	7,290,596	2,875,216
Weighted average number of common shares outstanding - fully diluted	7,290,596	2,887,186

Net income per share - basic	$0.01	$0.20
Net income per share - fully diluted	$0.01	$0.20

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible				Additional			Total Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2017	2,000,000	$2,000	-	$-	2,551,363	$26	$13,442,255	$273,805	$(16,328,812)	$(2,610,726)

Common stock issued on subsctiptions payable	-	-	-	-	254,703	3	273,802	(273,805)	-	-

Series B convertible preferred stock sold for cash	-	-	150,000	150	-	-	149,850	-	-	150,000

Common stock issued on debt conversions	-	-	-	-	2,834,264	28	210,246	5,345	-	215,619

Exercise of warrants at $0.00001 per share, related parties	-	-	-	-	12,000	-	30	-	-	30

Odd lot shares issued on reverse stock split	-	-	-	-	80	-	-	-	-	-

Warrants issued for services, related parties	-	-	-	-	-	-	272,585	-	-	272,585

Warrants issued for services	-	-	-	-	-	-	24,359	-	-	24,359

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	199,627	-	-	199,627

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-		(398,886)	(398,886)

Balance, December 31, 2018	2,000,000	$2,000	150,000	$150	5,652,410	$57	$14,572,754	$5,345	$(16,727,698)	$(2,147,392)

Common stock issued on subscriptions payable	-	-	-	-	276,960	3	5,342	(5,345)	-	-

Common stock issued on debt conversions	-	-	-	-	2,578,585	25	50,765	6,500	-	57,290

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	48,807	-	-	48,807

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-		68,511	68,511

Balance, March 31, 2019 (Unaudited)	2,000,000	$2,000	150,000	$150	8,507,955	$85	$14,677,668	$6,500	$(16,659,187)	$(1,972,784)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,511	$566,324
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	647	591
Change in fair market value of derivative liabilities	(158,246)	(700,240)
Amortization of debt discounts	2,871	60,860
Decrease (increase) in assets:
Accounts receivable	709	312
Inventory	2,065	5,353
Other current assets	3,885	1,497
Increase (decrease) in liabilities:
Accounts payable	3,690	42
Accounts payable, related parties	4,013	(478)
Accrued interest	4,045	3,285
Net cash used in operating activities	(67,810)	(62,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,778)	(2,029)
Net cash used in investing activities	(2,778)	(2,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	65,000	60,000
Net cash provided by financing activities	65,000	60,000

NET CHANGE IN CASH	(5,588)	(4,483)
CASH AT BEGINNING OF PERIOD	86,827	83,704

CASH AT END OF PERIOD	$81,239	$79,221

SUPPLEMENTAL INFORMATION:
Interest paid	$629	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$65,000	$60,000
Value of derivative adjustment due to debt conversions	$48,807	$52,270
Value of shares issued for conversion of debt	$57,290	$65,000

See accompanying notes to financial statements.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements of Premier Biomedical, Inc. (“the Company”) have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, these statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Notes to Condensed Financial Statements
 (Unaudited)

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
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Weighted average common shares outstanding – basic	7,290,596	2,875,216
Plus: Potentially dilutive common shares:
Warrants	-	11,970
Weighted average common shares outstanding – diluted	7,290,596	2,887,186

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had no stock-based compensation issuances during the three months ended March 31, 2019 and 2018.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $14,767 and $9,925 for the three months ended March 31, 2019 and 2018, respectively.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application under the modified retrospective approach. We elected the short-term lease recognition exemption for all of our leases that qualify. This means, for those leases we will not recognize right-of-use (RoU) assets or lease liabilities. The implementation of this new standard has no impact on our financial statements.

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2019, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has minimal revenues, incurred net losses from operations resulting in an accumulated deficit of $16,659,187, and had negative working capital of ($1,980,118) at March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $27,770 and $24,116 as of March 31, 2019 and December 31, 2018, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $1,112 and $753 as of March 31, 2019 and December 31, 2018, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 as of March 31, 2019 and December 31, 2018 amongst members of the Company’s Board of Directors for reimbursable expenses.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 4 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$81,239	$-	$-
Total assets	81,239	-	-
Liabilities
Convertible notes payable, net of discounts	-	252,534	-
Derivative liabilities	-	-	1,550,935
Total liabilities	-	252,534	1,550,935
	$81,239	$(252,534)	$(1,550,935)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$86,827	$-	$-
Total assets	86,827	-	-
Liabilities
Convertible notes payable, net of discounts	-	309,637	-
Derivative liabilities	-	-	1,690,304
Total liabilities	-	309,637	1,690,304
	$86,827	$(309,637)	$(1,690,304)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2019 or the year ended December 31, 2018.

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2019 or the year ended December 31, 2018.

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

Note 6 – Convertible Notes Payable

Convertible notes payable consists of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018

On March 26, 2019, the Company received proceeds of $68,000 in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on March26, 2020 (“First Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	$68,000	$-

On July 11, 2018, the Company received proceeds of $120,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,920 of principal was converted into 348,667 shares of common stock over various dates between July 27, 2018 and August 23, 2018. Currently in default.	94,080	94,080

On July 11, 2018, the Company received proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	60,000	60,000

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	30,000	30,000

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	30,000	30,000

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $13,000 of principal was converted into an aggregate of 630,848 shares of common stock at various dates between January 2, 2019 and February 26, 2019, including 349,463 shares that were subsequently issued in May of 2019, which were recorded as $6,500 of subscriptions payable. Currently in default.
	17,000	30,000

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second Diamond Rock Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A $15,000 loss was recognized during the fourth quarter of 2018 due to the enactment of default provision. A total of $9,943 of principal was converted into 496,960 shares of common stock over various dates between December 12, 2018 and December 31, 2018, and 276,960 of those shares were subsequently issued on January 1, 2019. Currently in default.
	10,767	55,057

On August 8, 2017, the Company entered into an exchange agreement with Diamond Rock, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First Diamond Rock Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A $10,500 loss was recognized during the fourth quarter of 2018 due to the enactment of default provision. A total of $15,000 of principal was converted into an aggregate of 31,250 shares of common stock at various dates between November 6, 2017 and November 13, 2017, and another $35,000 of principal was converted into an aggregate of 751,550 shares of common stock at various dates between October 12, 2018 and November 30, 2018, along with $44,290 of principal that was converted into an aggregate of 2,297,200 shares of common stock at various dates between January 11, 2019 and March 22, 2019. Currently in default.
	10,500	10,500

Total convertible notes payable	320,347	309,637
Less unamortized derivative discounts:	67,813	-
Convertible notes payable	252,534	309,637
Less: current portion	252,534	309,637
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $68,000 and $300,000 for the variable conversion features of the convertible debts incurred during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $2,871 and $60,860 of interest expense pursuant to the amortization of note discounts during the three months ended March 31, 2019 and 2018, respectively.

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

The Company recognized interest expense for the three months ended March 31, 2019 and 2018, respectively, as follows:

	March 31,	March 31,
	2019	2018

Interest on convertible notes	$4,045	$3,285
Amortization of derivative discounts	2,871	60,860
Interest on credit cards	629	-
Total interest expense	$7,545	$64,145

Note 7 – Derivative Liabilities

As discussed in Note 6 under Convertible Notes Payable, the Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,550,935 and $1,690,304 at March 31, 2019 and December 31, 2018, respectively. The change in fair value of the derivative liabilities resulted in a gain of $158,246 and $700,240 for the three months ended March 31, 2019 and 2018, respectively, which has been reported within other expense in the statements of operations. The gain of $158,246 for the three months ended March 31, 2019 consisted of a gain of $149,601 due to the value attributable to the warrants and a gain in market value of $8,645 on the convertible notes. The gain of $700,240 for the three months ended March 31, 2018 consisted of a gain of $718,750 due to the value attributable to the warrants and a net loss in market value of $18,510 on the convertible notes.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively:

Derivative
Liability
Total
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	336,643
Change in fair market value of derivative liabilities due to the mark to market adjustment	(702,493)
Debt conversions	(199,627)
Balance, December 31, 2018	$1,690,304
Increase in derivative value due to issuances of convertible promissory notes	67,684
Change in fair market value of derivative liabilities due to the mark to market adjustment	(158,246)
Debt conversions	(48,807)
Balance, March 31, 2019	$1,550,935

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2019:

●
Stock price ranging from $0.095 to $0.0385 during these periods would fluctuate with projected volatility.
●
The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
●
An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
●
The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 243% - 330%.
●
The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
●
All notes are assumed to be extended at maturity – the time required to convert out this volume of stock.
●
A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
●
The monthly trading volume would average $796,990 to $521,850 and would increase at 1% per month.
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
●
Reset events were projected to occur by 9/30/19 – the option expires 3/31/20.
●
The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 226% - 245%.
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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as accounts payable, with $215,024 outstanding as of the date of this filing, which is currently in default.

Note 9 – Changes in Stockholders’ Equity (Deficit)

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

On February 26, 2019, the Company issued 349,463 shares of common stock pursuant to the conversion of $6,500 of principal from the First SEG-RedaShex Note. The shares were subsequently issued in May of 2019. As such, the $6,500 was presented as a subscription payable at March 31, 2019. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

For the three months ended March 31, 2019, and the year ended December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2019, and December 31, 2018, the Company had approximately $5,370,000 and $5,277,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,127,700	$1,108,170

Net deferred tax assets before valuation allowance	$1,127,700	$1,108,170
Less: Valuation allowance	(1,127,700)	(1,108,170)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2019, and December 31, 2018, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2019	2018

Federal and state statutory rate	21%	21%
Change in valuation allowance on deferred tax assets	(21%)	(21%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 11 – Subsequent Events

Convertible Debt Financing
On April 23, 2019, the Company received proceeds of $38,000 in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on April 23, 2020 (“Second Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.

On March 27, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC to sell convertible notes with a face value of $154,500, with net proceeds of $141,000 after the deduction of an original issue discount of $13,500 on a 12% interest bearing; unsecured convertible promissory note with the first twelve months of interest of each tranche guaranteed. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment. The note is payable in tranches with the first tranch, which was received on April 17, 2019, carrying a $51,500 face value, with net proceeds of $47,000 after a $4,500 original issue discounts (“First Crown Bridge Partners Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees.

Common Stock Issuances for Debt Conversions
On May 7, 2019, the Company issued 460,000 shares of common stock pursuant to the conversion of $5,106 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On April 26, 2019, the Company issued 400,000 shares of common stock pursuant to the conversion of $4,520 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

Summary Overview

We were strictly a research-based company that intended to discover cures for PTSD, cancer and various other diseases. In order to fund on-going research and development in these areas, we developed a line of topical hemp oil pain relief products. We began selling these pain relief products in January of 2017 with a single product and currently have nine topical pain relief products.

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

On March 28, 2019, we received $68,000 from the sale of a convertible note. Despite the recent sales of convertible notes and preferred stock, our goal is to move forward with more favorable financing as we begin to grow our revenues. To date, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions.

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

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2018 and 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. We recently completed the sale of convertible notes to raise $157,500 from several investors and expect to be able to raise another $103,000. However, without additional capital in the short term, we may not be able to push forward in the production and marketing of our new pain management products. Until we are able to grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

_________________
1 See Oklahoma Sues Opioid Drugmakers; New Hampshire Presses Epidemic Probe, by Heide Brandes and Nate Raymond, Reuters, available at https://www.reuters.com/article/us-oklahoma-drugs-idUSKBN19L2HJ.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Introduction

We had revenues of $5,736 for the three months ended March 31, 2019 and $10,395 for the three months ended March 31, 2018, a decrease of $4,659 or 45%. Our operating expenses were $85,861 for the three months ended March 31, 2019, compared to $74,108 for the three months ended March 31, 2018, an increase of $11,753 or 16%. Our operating expenses for both periods consisted entirely of general and administrative expenses and professional fees.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months	Three Months
	March 31,	March 31,
	2019	2018

Revenue	$5,736	$10,395
Cost of goods sold	2,065	6,058
Gross profit	3,671	4,337

Operating expenses:
General and administrative	52,972	34,492
Professional fees	32,889	39,616
Total operating expenses	85,861	74,108

Net operating loss	(82,190)	(69,771)
Other income (expense), net	150,701	636,095

Net income	$68,511	$566,324

Revenues

The Company was established on May 10, 2010, and began to generate revenues during the third quarter of 2017 from the sale of pain patches made with CBD oils. Our sales are comprised of both website sales to individual consumers and wholesale transactions with brick and mortar pharmacies, and we have expanded from patches to oils, sprays, and roll-ons. Our cost of goods sold primarily consists of the products and the packaging. The decrease in our revenues for the three months ended March 31, 2019, compared to three months ended March 31, 2018, while significant in percentage terms, was not material in absolute terms and reflects the timing of product sales.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2019 were $2,065, or 36% of sales, compared to $6,058, or 58% of sales, during the three months ended March 31, 2018. Cost of sales consists primarily of product materials and packaging supplies. Our cost of goods sold as a percentage of sales was reduced because of lower prices in the marketplace and slightly higher volume pricing.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 were $52,972, compared to $34,492 for the three months ended March 31, 2018, an increase of $18,480 or 54%. The increase was primarily due to expenses related to the development of our new product line under the ‘Nature’s Own Pain Relief’ brand name, and increased investment relations costs.

Professional Fees

Professional fees expense for the three months ended March 31, 2019 was $32,889, compared to $39,616 for the three months ended March 31, 2018, a decrease of $6,727 or 17%. Amounts for both periods consist primarily of legal and, accounting and auditing services.

Net Operating Loss

Net operating loss for the three months ended March 31, 2019 was $82,190, compared to $69,771 for the three months ended March 31, 2018, an increase of $12,419 or 18%. The net operating loss increased because of reduced revenues and increased operating expenses as previously described.

Other Income/Expense

Other income for the three months ended March 31, 2019 was $150,701, compared to $636,095 for the three months ended March 31, 2018, a decrease of $485,394 or 76%. Amounts for both periods are related to our convertible debts and warrants and consist of interest expense and an increase in the market value of the derivative liability associated with convertible debts and warrants we issued.

Net Income/Loss

Net income for the three months ended March 31, 2019 was $68,511, or $0.01 per share, compared to $566,324, or $0.20 per share, for the three months ended March 31, 2018. Net income decreased by $497,813 or 88% primarily because of the decrease of $541,994 in the market value of the derivative liability associated with convertible debts and warrants we issued.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2019 and March 31, 2018, we had negative operating cash flows. Our cash on hand as of March 31, 2019 was $81,239, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for 2018 was approximately $37,000, and our monthly burn rate through the three months ended March 31, 2019 was approximately $22,600. Although we have moderate short term cash needs, as our operating expenses increase as we ramp up production and sales of our new products we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31,	December 31,
	2019	2018	Change

Cash	$81,239	$86,827	$(5,588)
Total Current Assets	147,540	159,787	(12,247)
Total Assets	154,874	164,990	(10,116)
Total Current Liabilities	2,127,658	2,312,382	(184,724)
Total Liabilities	$2,127,658	$2,312,382	$(184,724)

Our cash and total current assets decreased slightly as we continued to sustain losses. Our total current liabilities decreased primarily due to a reduction in the value of our derivative liability. Our stockholders’ deficit decreased from ($2,147,392) to ($1,972,784), due primarily to the reduction in the value of our derivative liability as well.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2019 was $81,239. Based on our minimal revenues and annualized monthly burn rate of approximately $37,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities for the three months ended March 31, 2019 of $67,810, compared to $62,454 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the net cash used in operating activities consisted primarily of our net income of $68,511, offset primarily by change in fair market value of derivative liabilities of ($158,246). For the three months ended March 31, 2018, the net cash used in operating activities consisted primarily of our net income of $566,324, offset primarily by change in fair market value of derivative liabilities of ($700,240).

Investments

We had net cash used in investing activities of ($2,778) for the three months ended March 31, 2019 for purchases of property and equipment, compared to ($2,029) for the three months ended March 31, 2018 for purchases of property and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2019 was $65,000, compared to $60,000 for the three months ended March 31, 2018, which consisted of proceeds from issuance of a convertible note payable (minus $3,000 in investment related expenses).

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4
Controls and Procedures

(a)
Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)
Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2               Unregistered Sales of Equity Securities and Use of Proceeds

Securities Purchase Agreement and Convertible Note

On March 28, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Power Up Lending Group Ltd. (the “Purchaser”) to sell a Convertible Promissory Note (“Note”). The Purchaser purchased the Note at the signing of the Purchase Agreement for an aggregate amount of $68,000. The Note has a maturity date of March 26, 2020, an interest rate of 10% and a default interest rate of 22%. The Note is convertible into our common stock at a conversion price equal to 61% of the average of the lowest two (2) trading prices during the last twenty (20) trading days prior to the conversion date.

The sale of the Note pursuant to the Purchase Agreement and in the transaction described above was offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The Purchaser has represented that it is an accredited investor, as defined in Regulation D, and has acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

ITEM 3               Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4               Mine Safety Disclosures

Not applicable.

ITEM 5               Other Information

None.

ITEM 6               Exhibits

(a)
Exhibits

Exhibit No.	Description of Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc., as amended

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

10.1	Securities Purchase Agreement with Power Up Lending Group Ltd. dated March 26, 2019

10.2	Convertible Promissory Note with Power Up Lending Group Ltd. dated March 26, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)
Incorporated by reference from our Registration Statement on Form S-1 dated June 13, 2011, filed with the Commission on June 14, 2011.
(2)
Incorporated by reference from our Current Report on Form 8-K dated February 9, 2016, filed with the Commission on February 10, 2016.
(3)          Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on November 29, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 15, 2019	/s/ William A. Hartman
By: William A. Hartman
Its: Chief Executive Officer