Form 10-Q
period 2019-06-30
PREMIER BIOMEDICAL INC
filed 2019-08-14
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X

As of August 12, 2019, there were 20,671,776 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets:
Cash	$87,043	$86,827
Accounts receivable	2,012	3,092
Inventory	22,168	25,985
Other current assets	35,429	43,883
Total current assets	146,652	159,787

Property and equipment, net	8,692	5,203

Total assets	$155,344	$164,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$224,659	$264,398
Accounts payable, related parties	32,107	25,944
Accrued interest	39,451	22,099
Convertible notes payable, net of discounts of $173,134 and $-0- at June 30, 2019
and December 31, 2018, respectively, including $227,289 currently in default	249,655	309,637
Derivative liabilities	1,752,621	1,690,304
Total current liabilities	2,298,493	2,312,382

Total liabilities	2,298,493	2,312,382

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares
designated, issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares designated, 150,000
shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	150	150
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 13,532,430 and 5,652,410
shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	135	57
Additional paid in capital	14,740,801	14,572,754
Subscriptions payable, consisting of 276,960 shares at December 31, 2018	-	5,345
Accumulated deficit	(16,886,235)	(16,727,698)
Total stockholders' equity (deficit)	(2,143,149)	(2,147,392)

Total liabilities and stockholders' equity (deficit)	$155,344	$164,990

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Revenue	$3,774	$12,089	$9,510	$22,484
Cost of goods sold	1,752	10,146	3,817	16,204
Gross profit	2,022	1,943	5,693	6,280

Operating expenses:
General and administrative	48,860	42,817	101,832	77,309
Professional fees	26,106	38,724	58,995	78,340
Total operating expenses	74,966	81,541	160,827	155,649

Net operating loss	(72,944)	(79,598)	(155,134)	(149,369)

Other income (expense):
Interest expense	(38,246)	(73,554)	(45,791)	(137,699)
Change in derivative liabilities	(115,858)	53,146	42,388	753,386
Total other income (expense)	(154,104)	(20,408)	(3,403)	615,687

Net income (loss)	$(227,048)	$(100,006)	$(158,537)	$466,318

Weighted average number of common shares outstanding - basic	10,190,407	2,989,307	8,748,512	2,932,577
Weighted average number of common shares outstanding - fully diluted	10,190,407	2,989,307	8,748,512	2,944,497

Net income (loss) per share - basic	$(0.02)	$(0.03)	$(0.02)	$0.16
Net income (loss) per share - fully diluted	$(0.02)	$(0.03)	$(0.02)	$0.16

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, December 31, 2017	2,000,000	$2,000	-	$-	2,551,363	$26	$13,442,255	$273,805	$(16,328,812)	$(2,610,726)

Common stock issued on subsctiptions payable	-	-	-	-	254,703	3	273,802	(273,805)	-	-

Series B convertible preferred stock sold for cash	-	-	150,000	150	-	-	149,850	-	-	150,000

Common stock issued on debt conversions	-	-	-	-	2,834,264	28	210,246	5,345	-	215,619

Exercise of warrants at $0.00001 per share, related parties	-	-	-	-	12,000	-	30	-	-	30

Odd lot shares issued on reverse stock split	-	-	-	-	80	-	-	-	-	-

Warrants issued for services, related parties	-	-	-	-	-	-	272,585	-	-	272,585

Warrants issued for services	-	-	-	-	-	-	24,359	-	-	24,359

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	199,627	-	-	199,627

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	(398,886)	(398,886)

Balance, December 31, 2018	2,000,000	$2,000	150,000	$150	5,652,410	$57	$14,572,754	$5,345	$(16,727,698)	$(2,147,392)

Common stock issued on subscriptions payable	-	-	-	-	276,960	3	5,342	(5,345)	-	-

Common stock issued on debt conversions	-	-	-	-	7,603,060	75	93,423	-	-	93,498

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	69,282	-	-	69,282

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	-	(158,537)	(158,537)

Balance, June 30, 2019 (Unaudited)	2,000,000	$2,000	150,000	$150	13,532,430	$135	$14,740,801	$-	$(16,886,235)	$(2,143,149)

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(158,537)	$466,318
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	1,361	1,194
Change in fair market value of derivative liabilities	(42,388)	(753,386)
Amortization of debt discounts	16,353	129,644
Decrease (increase) in assets:
Accounts receivable	1,080	312
Inventory	3,817	(38,653)
Other current assets	8,454	(950)
Increase (decrease) in liabilities:
Accounts payable	(39,739)	746
Accounts payable, related parties	6,163	(4,636)
Accrued interest	28,502	8,055
Net cash used in operating activities	(174,934)	(191,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,850)	(2,029)
Net cash used in investing activities	(4,850)	(2,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	180,000	120,000
Net cash provided by financing activities	180,000	120,000

NET CHANGE IN CASH	216	(73,385)
CASH AT BEGINNING OF PERIOD	86,827	83,704

CASH AT END OF PERIOD	$87,043	$10,319

SUPPLEMENTAL INFORMATION:
Interest paid	$936	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$171,167	$120,000
Value of derivative adjustment due to debt conversions	$69,282	$52,270
Value of shares issued for conversion of debt	$93,498	$65,000

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the six months ended June 30, 2019 and 2018 are as follows:

	For the Six Months Ended
	June 30,
	2019	2018
Weighted average common shares outstanding – basic	8,748,512	2,932,577
Plus: Potentially dilutive common shares:
Warrants	-	11,920
Weighted average common shares outstanding – diluted	8,748,512	2,944,497

For the six months ended June 30, 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Warrants excluded from the calculation of diluted EPS because their effect wasanti-dilutive were 3,901,760 and 245,760 as of June 30, 2019 and 2018, respectively.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had no stock-based compensation issuances during the six months ended June 30, 2019 and 2018.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $22,714 and $20,742 for the six months ended June 30, 2019 and 2018, respectively.

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2019, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has minimal revenues, incurred net losses from operations resulting in an accumulated deficit of $16,886,235, and had negative working capital of ($2,151,841) at June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $29,070 and $24,116 as of June 30, 2019 and December 31, 2018, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $1,962 and $753 as of June 30, 2019 and December 31, 2018, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 as of June 30, 2019 and December 31, 2018 amongst members of the Company’s Board of Directors for reimbursable expenses.

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
Notes to Condensed Financial Statements
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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$87,043	$-	$-
Total assets	87,043	-	-
Liabilities
Convertible notes payable, net of discounts	-	249,655	-
Derivative liabilities	-	-	1,752,621
Total liabilities	-	249,655	1,752,621
	$87,043	$(249,655)	$(1,752,621)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$86,827	$-	$-
Total assets	86,827	-	-
Liabilities
Convertible notes payable, net of discounts	-	309,637	-
Derivative liabilities	-	-	1,690,304
Total liabilities	-	309,637	1,690,304
	$86,827	$(309,637)	$(1,690,304)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2019 or the year ended December 31, 2018.

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 6 – Convertible Notes Payable

Convertible notes payable consists of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
	2019	2018

On June 7, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on June 7, 2020 (“Third Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	$38,000	$-

On April 23, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on April 23, 2020 (“Second Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	38,000	-

On March 27, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC to sell convertible notes with a face value of $154,500, with net proceeds of $141,000 after the deduction of an original issue discount of $13,500 on a 12% interest bearing; unsecured convertible promissory note with the first twelve months of interest of each tranche guaranteed. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment. The note is payable in tranches with the first tranche, which was received on April 17, 2019, carrying a $51,500 face value, with net proceeds of $47,000 after a $4,500 original issue discounts (“First Crown Bridge Partners Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees.
	51,500	-

On March 26, 2019, the Company received proceeds of $68,000 in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on March 26, 2020 (“First Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	68,000	-

On July 11, 2018, the Company received proceeds of $120,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $25,920 of principal was converted into 348,667 shares of common stock over various dates between July 27, 2018 and August 23, 2018. Currently in default.	94,080	94,080

On July 11, 2018, the Company received proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	60,000	60,000

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	30,000	30,000

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	30,000	30,000

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $19,000 of principal was converted into an aggregate of 1,128,360 shares of common stock at various dates between January 2, 2019 and May 22, 2019. Currently in default.	11,000	30,000

On October 30, 2017, the Company received proceeds of $50,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on January 31, 2018 (“Second Diamond Rock Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A $15,000 loss was recognized during the fourth quarter of 2018 due to the enactment of default provision. A total of $76,150, consisting of $65,000 of principal and $11,150 of interest, was converted into 5,169,160 shares of common stock over various dates between December 12, 2018 and June 7, 2019.
	-	55,057

On August 8, 2017, the Company entered into an exchange agreement with Diamond Rock, LLC whereby they exchanged (i) the 13,333,334 Series A Warrants purchased in the First Closing, (ii) the 13,333,334 Series B Warrants purchased in the First Closing, and (iii) the 10,101,011 shares of common stock purchased in the Second Closing (the “Exchange Securities”) for a $50,000 convertible note (“First Diamond Rock Note”) issued by the Company, bearing interest at 8% interest and maturing on November 30, 2017. The notes are convertible at 50% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A $10,500 loss was recognized during the fourth quarter of 2018 due to the enactment of default provision. A total of $15,000 of principal was converted into an aggregate of 31,250 shares of common stock at various dates between November 6, 2017 and November 13, 2017, and another $35,000 of principal was converted into an aggregate of 751,550 shares of common stock at various dates between October 12, 2018 and November 30, 2018, along with $52,581 of principal that was converted into an aggregate of 4,099,700 shares of common stock at various dates between January 11, 2019 and June 27, 2019. Currently in default.
	2,209	10,500

Total convertible notes payable	422,789	309,637
Less unamortized derivative discounts:	173,134	-
Convertible notes payable	249,655	309,637
Less: current portion	249,655	309,637
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $186,667 and $300,000; including $15,500 and $-0- of of loan origination discounts, for the variable conversion features of the convertible debts incurred during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $16,353 and $129,644 of interest expense pursuant to the amortization of note discounts during the six months ended June 30, 2019 and 2018, respectively.

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

The Company recognized interest expense for the six months ended June 30, 2019 and 2018, respectively, as follows:

	June 30,	June 30,
	2019	2018

Interest on convertible notes	$28,502	$8,055
Amortization of derivative discounts	16,353	129,644
Interest on credit cards	936	-
Total interest expense	$45,791	$137,699

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,752,621 and $1,690,304 at June 30, 2019 and December 31, 2018, respectively. The change in fair value of the derivative liabilities resulted in a gain of $42,388 and $753,386 for the six months ended June 30, 2019 and 2018, respectively, which has been reported within other income in the statements of operations. The gain of $42,388 for the six months ended June 30, 2019 consisted of a gain of $18,242 due to the value attributable to the warrants and a gain in market value of $24,146 on the convertible notes. The gain of $753,386 for the six months ended June 30, 2018 consisted of a gain of $766,489 due to the value attributable to the warrants and a net loss in market value of $13,103 on the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively:

Derivative
Liability
Total
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	336,643
Change in fair market value of derivative liabilities due to the mark to market adjustment	(702,493)
Debt conversions	(199,627)
Balance, December 31, 2018	$1,690,304
Increase in derivative value due to issuances of convertible promissory notes	173,987
Change in fair market value of derivative liabilities due to the mark to market adjustment	(42,388)
Debt conversions	(69,282)
Balance, June 30, 2019	$1,752,621

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2019:
●
Stock price ranging from $0.0104 to $0.0370 during these periods would fluctuate with projected volatility.
●
The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
●
An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
●
The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 224% - 274%.
●
The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
●
All notes are assumed to be extended at maturity – the time required to convert out this volume of stock.
●
A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
●
The monthly trading volume would average $521,850 to $361,741 and would increase at 1% per month.
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
●
The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 274% - 274%.
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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as accounts payable, with $185,024 outstanding as of the end of this period, which is currently in default.

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
Notes to Condensed Financial Statements
 (Unaudited)

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

Common Stock Issuances for Debt Conversions
On June 27, 2019, the Company issued 640,000 shares of common stock pursuant to the conversion of $2,944 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

On June 21, 2019, the Company issued 612,500 shares of common stock pursuant to the conversion of $2,817 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On June 17, 2019, the Company issued 550,000 shares of common stock pursuant to the conversion of $2,530 of principal from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On June 7, 2019, the Company issued 530,000 shares of common stock pursuant to the conversion of $2,703 of interest from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On May 28, 2019, the Company issued 505,000 shares of common stock pursuant to the conversion of $4,596 of interest from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On May 22, 2019, the Company issued 497,512 shares of common stock pursuant to the conversion of $6,000 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On May 16, 2019, the Company issued 480,000 shares of common stock pursuant to the conversion of $4,992, consisting of $1,141 of principal and $3,851 of interest, from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

For the six months ended June 30, 2019, and the year ended December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2019, and December 31, 2018, the Company had approximately $5,460,000 and $5,277,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,146,600	$1,108,170

Net deferred tax assets before valuation allowance	$1,146,600	$1,108,170
Less: Valuation allowance	(1,146,600)	(1,108,170)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2019, and December 31, 2018, respectively.

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 11 – Subsequent Events

Convertible Debt Financing
On August 2, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value after loan origination fees of $3,000, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on August 2, 2020 (“Fourth Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.

On July 2, 2019, the Company received net proceeds of $31,400, carrying a $36,050 face value after a $3,150 original issue discount and loan origination fee of $1,500, pursuant to the second tranche of the securities purchase agreement with Crown Bridge Partners, LLC (“Second Crown Bridge Partners Note”) on a 12% interest bearing; unsecured convertible promissory note; maturing on July 2, 2020, with the first twelve (12) months of interest guaranteed. The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees.

Conversions of Series B Convertible Preferred Stock
On August 8, 2019, the Company issued 925,927 shares of common stock pursuant to the conversion of 2,500 of Series B Convertible Preferred Stock held by RedDiamond Partners.

On August 2, 2019, the Company issued 851,853 shares of common stock pursuant to the conversion of 2,300 of Series B Convertible Preferred Stock held by RedDiamond Partners.

On July 29, 2019, the Company issued 796,297 shares of common stock pursuant to the conversion of 2,150 of Series B Convertible Preferred Stock held by RedDiamond Partners.

On July 23, 2019, the Company issued 741,741 shares of common stock pursuant to the conversion of 2,470 of Series B Convertible Preferred Stock held by RedDiamond Partners.

On July 16, 2019, the Company issued 707,071 shares of common stock pursuant to the conversion of 3,500 of Series B Convertible Preferred Stock held by RedDiamond Partners.

On July 8, 2019, the Company issued 666,667 shares of common stock pursuant to the conversion of 3,300 of Series B Convertible Preferred Stock held by RedDiamond Partners.

Common Stock Issuances for Debt Conversions
On August 12, 2019, the Company issued 982,400 shares of common stock pursuant to the conversion of $2,456 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 1, 2019, the Company issued 833,333 shares of common stock pursuant to the conversion of $2,500 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 11, 2019, the Company issued 634,057 shares of common stock pursuant to the conversion of $3,500 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

During the three months ended June 30, 2019, we received $117,000 from the sale of convertible notes. Despite the recent sales of convertible notes and preferred stock, our goal is to move forward with more favorable financing as we begin to grow our revenues. To date, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions.

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

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2018 and 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. During the six months ended June 30, 2019, we completed the sale of convertible notes to raise $180,000 of net proceeds from several investors and expect to be able to raise another $94,000 under existing agreements. However, without additional capital in the short term, we may not be able to push forward in the production and marketing of our new pain management products. Until we are able to grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

1 See Oklahoma Sues Opioid Drugmakers; New Hampshire Presses Epidemic Probe, by Heide Brandes and Nate Raymond, Reuters, available at https://www.reuters.com/article/us-oklahoma-drugs-idUSKBN19L2HJ.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Introduction

We had revenues of $3,774 and $9,510 for the three and six months ended June 30, 2019, respectively, compared to $12,089 and $22,484 for the three and six months ended June 30, 2018, respectively. This was a decrease of $8,315, or 69%, for the three months ended June 30, 2019 compared to 2018, and $12,974, or 58%, for the six months ended June 30, 2019 compared to 2018.

Our operating expenses were $74,966 and $160,827 for the three and six months ended June 30, 2019, respectively, compared to $81,541 and $155,649 for the three and six months ended June 30, 2018, respectively. This was a decrease of $6,575, or 8%, for the three months ended June 30, 2019 compared 2018, and an increase of $5,178, or 3%, for the six months ended June 30, 2019 compared to 2018.

Our results of operations for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$3,774	$12,089	$9,510	$22,484
Cost of goods sold	1,752	10,146	3,817	16,204
Gross profit	2,022	1,943	5,693	6,280

Operating expenses:
General and administrative	48,860	42,817	101,832	77,309
Professional fees	26,106	38,724	58,995	78,340
Total operating expenses	74,966	81,541	160,827	155,649

Net operating loss	(72,944)	(79,598)	(155,134)	(149,369)
Other income (expense)	(154,104)	(20,408)	(3,403)	615,687

Net income (loss)	$(227,048)	$(100,006)	$(158,537)	$466,318

Revenues

The Company was established on May 10, 2010, and began to generate revenues during the third quarter of 2017 from the sale of pain patches made with CBD oils. Our sales are comprised of both website sales to individual consumers and wholesale transactions with brick and mortar pharmacies, and we have expanded from patches to oils, sprays, and roll-ons. Our cost of goods sold primarily consists of the products and the packaging. The decrease in our revenues for the three and six months ended June 30, 2019, compared to three and six months ended June 30, 2018, while significant in percentage terms, was not material in absolute terms and reflects the timing of product sales.

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2019 were $1,752, or 46% of sales, and $3,817, or 40% of sales, compared to $10,146, or 84% of sales, and $16,204, or 72% of sales, for the three and six months ended June 30, 2018. Cost of sales consists primarily of product materials and packaging supplies. Our cost of goods sold as a percentage of sales was reduced because of lower prices in the marketplace and slightly higher volume pricing.

General and Administrative

General and administrative expenses were $48,860 and $101,832, respectively, for the three and six months ended June 30, 2019, compared to $42,817 and $77,309, respectively, for the three and six months ended June 30, 2018, an increase of $6,043 and $24,523, or 14% and 32%, respectively. The increase was primarily due to expenses related to the development of our new product line under the ‘Nature’s Own Pain Relief’ brand name, and increased investor relations costs.

Professional Fees

Professional fees expense was $26,106 and $58,995, respectively, for the three and six months ended June 30, 2019, compared to $38,724 and $78,340, respectively, for the three and six months ended June 30, 2018, a decrease of $12,618 and $19,345, or 33% and 25%, respectively. Professional fees consist primarily of legal and, accounting and auditing services.

Net Operating Loss

Net operating loss was $72,944 and $155,134, respectively, for the three and six months ended June 30, 2019, compared to $79,598 and $149,369, respectively, for the three and months ended June 30, 2018, a decrease of $6,654 and an increase of $5,765, or 8% and 4%, respectively. The net operating loss increased during the six months ended June 30, 2019 because of reduced revenues and increased operating expenses as previously described.

Other Income/Expense

Other income (expense) was ($154,104) and $(3,403), respectively, for the three and six months ended June 30, 2019, compared to ($20,408) and $615,687, respectively, for the three and six months ended June 30, 2018, an increase in expenses of $133,696 and $619,090, respectively. Other expense for the six months ended June 30, 2019 consisted of interest expense of $45,791, as offset by a gain of $42,388 in market value of derivative liabilities. The other expense for the six months ended June 30, 2018 consisted of interest expense of $137,699 offset by a gain of $753,386 in market value of derivative liabilities.

Net Income (Loss)

Net income (loss) for the three and six months ended June 30, 2019, was ($227,048) or ($0.02) per share, and ($158,537) or ($0.02) per share, respectively, compared to ($100,006) or ($0.03) per share, and $466,318 or $0.16 per share, respectively, for the three and six months ended June 30, 2018. Net loss changes, as set forth above, were primarily due to the change in derivative liabilities.

Liquidity and Capital Resources

Introduction

During the three and six months ended June 30, 2019, we had negative operating cash flows. Our cash on hand as of June 30, 2019 was $87,043, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for the first six months of 2018 was approximately $32,000, and our monthly burn rate through the six months ended June 30, 2019 was approximately $30,000. Although we have moderate short term cash needs, as our operating expenses increase as we ramp up production and sales of our new products we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30,	December 31,
	2019	2018	Change

Cash	$87,043	$86,827	$216
Total Current Assets	146,652	159,787	(13,135)
Total Assets	155,344	164,990	(9,646)
Total Current Liabilities	2,298,493	2,312,382	(13,889)
Total Liabilities	$2,298,493	$2,312,382	$(13,889)

Our cash and total current assets remained relatively steady as we continued to sustain losses funded by the sale of convertible notes. Our total current liabilities decreased primarily due to the reduction of our accounts payable of $39,739 and the conversion of outstanding convertible notes of $59,982, offset by an increase in the value of our derivative liabilities of $62,317. Our stockholders’ deficit decreased by $4,243 to ($2,143,149).

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2019 was $87,043. Based on our minimal revenues and current monthly burn rate of approximately $30,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of ($174,934) for the six months ended June 30, 2019, compared to ($191,356) for the six months ended June 30, 2018. This decrease in net cash used in operating activities was a result of an increase in the fair market value of derivative liabilities of $710,998 and an increase in inventory of $42,470, offset by a decrease in amortization of debt discounts of $113,291 and a decrease in accounts payable of $40,485.

Investments

We had $4,850 net cash used in investing activities for the six months ended June 30, 2019, and $2,029 net cash used in investing activities for the six months ended June 30, 2018. We outsource the manufacturing of our products, so our investment expenses are minimal.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2019 was $180,000, which consisted of the proceeds from the sale of convertible notes. For the six months ended June 30, 2018, net cash provided by financing activities was $120,000, which consisted of the proceeds from the sale of convertible notes.

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

ITEM 4
Controls and Procedures

(a)
Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)
Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Crown Bridge Partners, LLC (the “Purchaser”) to sell Convertible Promissory Notes (each a “Note”) in the principal amount of up to $154,500, with a purchase price of up to $141,000. The Purchaser purchased the first Note on April 17, 2019 for an aggregate amount of $47,000. The Note has a maturity date of twelve (12) months from each funding date, or April 17, 2020 with respect to the first Note. Each Note has an interest rate of 12% and a default interest rate of 15%. The Note is convertible into our common stock at a conversion price equal to 60% of the lowest trading price during the last twenty (20) trading days prior to the conversion date.

On April 23, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Power Up Lending Group Ltd. (the “Purchaser”) to sell a Convertible Promissory Note (“Note”). The Purchaser purchased the Note at the signing of the Purchase Agreement for an aggregate amount of $38,000. The Note has a maturity date of April 23, 2020, an interest rate of 10% and a default interest rate of 22%. The Note is convertible into our common stock at a conversion price equal to 61% of the average of the lowest two (2) trading prices during the last twenty (20) trading days prior to the conversion date.

On June 7, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Power Up Lending Group Ltd. (the “Purchaser”) to sell a Convertible Promissory Note (“Note”). The Purchaser purchased the Note at the signing of the Purchase Agreement for an aggregate amount of $38,000. The Note has a maturity date of June 7, 2020, an interest rate of 10% and a default interest rate of 22%. The Note is convertible into our common stock at a conversion price equal to 61% of the average of the lowest two (2) trading prices during the last twenty (20) trading days prior to the conversion date. We closed the sale of the Note on June 12, 2019.

ITEM 3                      Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4                      Mine Safety Disclosures

Not applicable.

ITEM 5                      Other Information

None.

ITEM 6                      Exhibits

(a)
Exhibits

Exhibit No.	Description of Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc., as amended

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

10.1	Securities Purchase Agreement with Crown Bridge Partners, LLC entered into on March 27, 2019

10.2	Convertible Promissory Note with Crown Bridge Partners, LLC entered into on March 27, 2019

10.3	Securities Purchase Agreement with Power Up Lending Group, Ltd. entered into on April 23, 2019

10.4	Convertible Promissory Note with Power Up Lending Group, Ltd. entered into on April 23, 2019

10.5	Securities Purchase Agreement with Power Up Lending Group, Ltd. entered into on June 7, 2019

10.6	Convertible Promissory Note with Power Up Lending Group, Ltd. entered into on June 7, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Premier Biomedical, Inc.

Dated: August 14, 2019	/s/ William A. Hartman
By: William A. Hartman
Its: Chief Executive Officer