Form 10-Q
period 2019-09-30
PREMIER BIOMEDICAL INC
filed 2019-11-14
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 186,961,480 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1    Financial Statements

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash	$117,209	$86,827
Accounts receivable	3,387	3,092
Inventory	20,516	25,985
Other current assets	36,470	43,883
Total current assets	177,582	159,787

Property and equipment, net	7,918	5,203

Total assets	$185,500	$164,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$192,543	$264,398
Accounts payable, related parties	31,081	25,944
Accrued interest	49,148	22,099
Convertible notes payable, net of discounts of $278,228 and $-0- at September 30, 2019
and December 31, 2018, respectively, including $139,614 currently in default	192,286	309,637
Derivative liabilities	1,838,652	1,690,304
Total current liabilities	2,303,710	2,312,382

Total liabilities	2,303,710	2,312,382

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares designated, issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares designated, 133,780 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	134	150
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 49,216,810 and 5,652,410 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	492	57
Additional paid in capital	14,947,033	14,572,754
Subscriptions payable, consisting of 276,960 shares at December 31, 2018	-	5,345
Accumulated deficit	(17,067,869)	(16,727,698)
Total stockholders' equity (deficit)	(2,118,210)	(2,147,392)

Total liabilities and stockholders' equity (deficit)	$185,500	$164,990

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Revenue	$3,465	$8,225	$12,975	$30,709
Cost of goods sold	1,653	4,373	5,470	20,577
Gross profit	1,812	3,852	7,505	10,132

Operating expenses:
General and administrative	36,757	62,572	138,589	139,881
Professional fees	29,609	22,613	88,604	100,953
Total operating expenses	66,366	85,185	227,193	240,834

Net operating loss	(64,554)	(81,333)	(219,688)	(230,702)

Other income (expense):
Interest expense	(56,002)	(184,624)	(101,793)	(322,323)
Change in derivative liabilities	(61,078)	(97,578)	(18,690)	655,808
Total other income (expense)	(117,080)	(282,202)	(120,483)	333,485

Net income (loss)	$(181,634)	$(363,535)	$(340,171)	$102,783

Weighted average number of common shares outstanding - basic	26,817,415	3,306,069	14,837,666	3,058,442
Weighted average number of common shares outstanding - fully diluted	26,817,415	3,306,069	14,837,666	3,070,392

Net income (loss) per share - basic	$(0.01)	$(0.11)	$(0.02)	$0.03
Net income (loss) per share - fully diluted	$(0.01)	$(0.11)	$(0.02)	$0.03

See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, December 31, 2017	2,000,000	$2,000	-	$-	2,551,443	$26	$13,442,255	$273,805	$(16,328,812)	$(2,610,726)

Common stock issued on subsctiptions payable	-	-	-	-	254,703	2	273,803	(273,805)	-	-

Common stock issued on debt conversions	-	-	-	-	183,161	2	64,998	-	-	65,000

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	52,270	-	-	52,270

Net income for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	566,324	566,324

Balance, March 31, 2018	2,000,000	$2,000	-	$-	2,989,307	$30	$13,833,326	$-	$(15,762,488)	$(1,927,132)

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	(100,006)	(100,006)

Balance, June 30, 2018	2,000,000	$2,000	-	$-	2,989,307	$30	$13,833,326	$-	$(15,862,494)	$(2,027,138)

Common stock issued on debt conversions	-	-	-	-	784,542	8	58,012	12,500	-	70,520

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	76,401	-	-	76,401

Net loss for the three months ended Septmeber 30, 2018	-	-	-	-	-	-	-	-	(363,535)	(363,535)

Balance, September 30, 2018	2,000,000	$2,000	-	$-	3,773,849	$38	$13,967,739	$12,500	$(16,226,029)	$(2,243,752)

Common stock issued on subsctiptions payable	-	-	-	-	172,176	2	12,498	(12,500)	-	-

Series B convertible preferred stock sold for cash	-	-	150,000	150	-	-	149,850	-	-	150,000

Common stock issued on debt conversions	-	-	-	-	1,694,385	17	74,737	5,345	-	80,099

Exercise of warrants at $0.00001 per share, related parties	-	-	-	-	12,000	-	30	-	-	30

Warrants issued for services, related parties	-	-	-	-	-	-	272,585	-	-	272,585

Warrants issued for services	-	-	-	-	-	-	24,359	-	-	24,359

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	70,956	-	-	70,956

Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	-	(501,669)	(501,669)

Balance, December 31, 2018	2,000,000	$2,000	150,000	$150	5,652,410	$57	$14,572,754	$5,345	$(16,727,698)	$(2,147,392)

Common stock issued on subscriptions payable	-	-	-	-	276,960	3	5,342	(5,345)	-	-

Common stock issued on debt conversions	-	-	-	-	2,578,585	25	50,765	6,500	-	57,290

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	48,807	-	-	48,807

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	68,511	68,511

Balance, March 31, 2019 (Unaudited)	2,000,000	$2,000	150,000	$150	8,507,955	$85	$14,677,668	$6,500	$(16,659,187)	$(1,972,784)

Common stock issued on debt conversions	-	-	-	-	5,024,475	50	42,658	(6,500)	-	36,208

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	20,475	-	-	20,475

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	(227,048)	(227,048)

Balance, June 30, 2019 (Unaudited)	2,000,000	$2,000	150,000	$150	13,532,430	$135	$14,740,801	$-	$(16,886,235)	$(2,143,149)

Preferred stock issued on conversions	-	-	(16,220)	(16)	4,689,556	47	(31)	-	-	-

Common stock issued on debt conversions	-	-	-	-	30,994,824	310	97,319	-	-	97,629

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	108,944	-	-	108,944

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	(181,634)	(181,634)

Balance, September 30, 2019 (Unaudited)	2,000,000	$2,000	133,780	$134	49,216,810	$492	$14,947,033	$-	$(17,067,869)	$(2,118,210)

 See accompanying notes to financial statements.

PREMIER BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(340,171)	$102,783
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	2,135	1,749
Change in fair market value of derivative liabilities	18,690	(655,808)
Amortization of debt discounts	59,556	306,442
Decrease (increase) in assets:
Accounts receivable	(295)	(1,654)
Inventory	5,469	(34,392)
Other current assets	7,413	(3,242)
Increase (decrease) in liabilities:
Accounts payable	(71,855)	(39,787)
Accounts payable, related parties	5,137	(10,443)
Accrued interest	40,753	15,881
Net cash used in operating activities	(273,168)	(318,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,850)	(2,029)
Net cash used in investing activities	(4,850)	(2,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	308,400	300,000
Net cash provided by financing activities	308,400	300,000

NET CHANGE IN CASH	30,382	(20,500)
CASH AT BEGINNING OF PERIOD	86,827	83,704

CASH AT END OF PERIOD	$117,209	$63,204

SUPPLEMENTAL INFORMATION:
Interest paid	$1,484	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of preferred stock converted to common stock	$44,913	$-
Value of debt discounts	$304,311	$300,000
Value of derivative adjustment due to debt conversions	$178,226	$128,671
Value of shares issued for conversion of debt	$191,127	$135,520

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

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the nine months ended September 30, 2019 and 2018 are as follows:

	For the Nine Months Ended
	September 30,
	2019	2018
Weighted average common shares outstanding – basic	14,837,666	3,058,442
Plus: Potentially dilutive common shares:
Warrants	-	11,950
Weighted average common shares outstanding – diluted	14,837,666	3,070,392

For the nine months ended September 30, 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 3,898,000 and 245,760 as of September 30, 2019 and 2018, respectively.

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had no stock-based compensation issuances during the nine months ended September 30, 2019 and 2018.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $35,696 and $50,127 for the nine months ended September 30, 2019 and 2018, respectively.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company adopted this guidance effective January 1, 2019, and the standard did not have a material impact on the Company’s combined financial statements and related disclosures.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU has not had a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The adoption of this ASU has not had a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The adoption of this ASU has not had a material impact on its consolidated financial statements.

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

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2019, have had or are expected to have a significant impact on the Company’s financial statements.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has minimal revenues, incurred net losses from operations resulting in an accumulated deficit of $17,067,869, and had negative working capital of ($2,126,128) at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $30,006 and $24,116 as of September 30, 2019 and December 31, 2018, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $753 as of December 31, 2018 to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 as of September 30, 2019 and December 31, 2018 amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$117,209	$-	$-
Total assets	117,209	-	-
Liabilities
Convertible notes payable, net of discounts	-	192,286	-
Derivative liabilities	-	-	1,838,652
Total liabilities	-	192,286	1,838,652
	$117,209	$(192,286)	$(1,838,652)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$86,827	$-	$-
Total assets	86,827	-	-
Liabilities
Convertible notes payable, net of discounts	-	309,637	-
Derivative liabilities	-	-	1,690,304
Total liabilities	-	309,637	1,690,304
	$86,827	$(309,637)	$(1,690,304)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 6 – Convertible Notes Payable

Convertible notes payable consists of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018

On September 12, 2019, the Company received net proceeds of $22,000, carrying a $25,750 face value, in exchange for a 12% interest bearing; unsecured convertible promissory note maturing on September 12, 2020 (“Third Crown Bridge Partners Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees.	$25,750	$-

On August 15, 2019, the Company received net proceeds of $40,000, carrying a $43,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on August 15, 2020 (“Fifth Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	43,000	-

On August 2, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on August 2, 2020 (“Fourth Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	38,000	-

On July 2, 2019, the Company received net proceeds of $31,400, carrying a $36,050 face value, in exchange for a 12% interest bearing; unsecured convertible promissory note maturing on June 27, 2020 (“Second Crown Bridge Partners Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees.	36,050	-

On June 7, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on June 7, 2020 (“Third Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	38,000	-

On April 23, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on April 23, 2020 (“Second Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	38,000	-

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
	51,500	-

On March 26, 2019, the Company received proceeds of $68,000 in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on March 26, 2020 (“First Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. A total of $7,400 of principal was converted into 1,947,368 shares of common stock on September 30, 2019.	60,600	-

On July 11, 2018, the Company received proceeds of $120,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $59,959 of principal was converted into 11,641,667 shares of common stock over various dates between July 27, 2018 and September 26, 2019. Currently in default.	60,041	94,080

On July 11, 2018, the Company received proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	60,000	60,000

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $32,553, consisting of $30,000 of principal and $2,553 of interest, was converted into 11,110,400 shares of common stock over various dates between August 8, 2019 and September 3, 2019.	-	30,000

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $12,636 of principal was converted into 3,510,000 shares of common stock over various dates between September 10, 2019 and September 17, 2019.Currently in default.	17,364	30,000

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $30,000 of principal was converted into an aggregate of 4,262,416 shares of common stock at various dates between January 2, 2019 and August 15, 2019.	-	30,000

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
	2,209	10,500

Total convertible notes payable	470,514	309,637
Less unamortized derivative discounts:	278,228	-
Convertible notes payable	192,286	309,637
Less: current portion	192,286	309,637
Convertible notes payable, less current portion	$-	$-

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $334,211 and $300,000; including $29,900 and $-0- of loan origination discounts, for the variable conversion features of the convertible debts incurred during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $59,556 and $306,442 of interest expense pursuant to the amortization of note discounts during the nine months ended September 30, 2019 and 2018, respectively.

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

The Company recognized interest expense for the nine months ended September 30, 2019 and 2018, respectively, as follows:

	September 30,	September 30,
	2019	2018

Interest on convertible notes	$40,753	$15,881
Amortization of debt discounts	59,556	306,442
Interest on credit cards	1,484	-
Total interest expense	$101,793	$322,323

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,838,652 and $1,690,304 at September 30, 2019 and December 31, 2018, respectively. The change in fair value of the derivative liabilities resulted in a loss of $18,690 and a gain of $655,808 for the nine months ended September 30, 2019 and 2018, respectively, which has been reported within other income in the statements of operations. The loss of $18,690 for the nine months ended September 30, 2019 consisted of a gain of $26,267 due to the value attributable to the warrants and a loss in market value of $44,957 on the convertible notes. The gain of $655,808 for the nine months ended September 30, 2018 consisted of a gain of $743,751 due to the value attributable to the warrants and a net loss in market value of $87,943 on the convertible notes.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively:

Derivative
Liability
Total
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	336,643
Change in fair market value of derivative liabilities due to the mark to market adjustment	(702,493)
Debt conversions	(199,627)
Balance, December 31, 2018	$1,690,304
Increase in derivative value due to issuances of convertible promissory notes	307,884
Change in fair market value of derivative liabilities due to the mark to market adjustment	18,690
Debt conversions	(178,226)
Balance, September 30, 2019	$1,838,652

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2019:
●
Stock price ranging from $0.0285 to $0.0066 during these periods would fluctuate with projected volatility.
●
The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
●
An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
●
The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 246.5% - 452.3%.
●
The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
●
All notes are assumed to be extended at maturity – the time required to convert out this volume of stock.
●
A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
●
The monthly trading volume would average $336,476 to $357,240 and would increase at 1% per month.
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
●
The stock price would fluctuate with an annual volatility. The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company and the term remaining in the range 369.2% - 369.2%.
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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as accounts payable, with $155,024 outstanding as of the end of this period, which is currently in default.

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

Common Stock Issuances for Series B Preferred Stock Conversions
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

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

Common Stock Issuances for Debt Conversions
On September 30, 2019, the Company issued 1,947,368 shares of common stock pursuant to the conversion of $7,400 of principal from the First PowerUp Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 26, 2019, the Company issued 2,150,000 shares of common stock pursuant to the conversion of $6,450 of principal from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 23, 2019, the Company issued 2,050,000 shares of common stock pursuant to the conversion of $6,150 of principal from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 18, 2019, the Company issued 1,950,000 shares of common stock pursuant to the conversion of $5,850 of principal from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 17, 2019, the Company issued 1,920,000 shares of common stock pursuant to the conversion of $6,912 of principal from the Second SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 16, 2019, the Company issued 1,863,000 shares of common stock pursuant to the conversion of $5,589 of principal from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 12, 2019, the Company issued 1,680,000 shares of common stock pursuant to the conversion of $5,040 of principal from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 10, 2019, the Company issued 1,590,000 shares of common stock pursuant to the conversion of $5,724 of principal from the Second SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 6, 2019, the Company issued 1,600,000 shares of common stock pursuant to the conversion of $4,960 of principal from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On September 3, 2019, the Company issued 1,540,000 shares of common stock pursuant to the conversion of $4,774, consisting of $2,221 of principal and $2,553 of interest from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Premier Biomedical, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

On August 28, 2019, the Company issued 1,469,000 shares of common stock pursuant to the conversion of $4,554 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 22, 2019, the Company issued 1,360,000 shares of common stock pursuant to the conversion of $4,216 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 20, 2019, the Company issued 1,295,000 shares of common stock pursuant to the conversion of $4,533 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 19, 2019, the Company issued 1,230,000 shares of common stock pursuant to the conversion of $3,936 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 15, 2019, the Company issued 1,124,000 shares of common stock pursuant to the conversion of $2,810 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 15, 2019, the Company issued 833,333 shares of common stock pursuant to the conversion of $2,500 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 14, 2019, the Company issued 1,080,000 shares of common stock pursuant to the conversion of $2,700 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 13, 2019, the Company issued 1,030,000 shares of common stock pursuant to the conversion of $2,575 of principal from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 12, 2019, the Company issued 833,333 shares of common stock pursuant to the conversion of $2,500 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

For the nine months ended September 30, 2019, and the year ended December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2019, and December 31, 2018, the Company had approximately $5,540,000 and $5,277,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,163,400	$1,108,170

Net deferred tax assets before valuation allowance	$1,163,400	$1,108,170
Less: Valuation allowance	(1,163,400)	(1,108,170)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2019, and December 31, 2018, respectively.

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

Note 11 – Subsequent Events

Convertible Debt Financing
On October 3, 2019, the Company received net proceeds of $25,000, carrying a $150,000 face value after a $125,000 commitment fee, pursuant to the first tranche of the securities purchase agreement with Green Coast Capital International SA (“First GCCI Note”) on a 12% interest bearing; unsecured convertible promissory note; maturing on October 3, 2020, with the first twelve (12) months of interest guaranteed. The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $1,000 from the conversion amount in each conversion to cover the holder’s deposit fees.

Common Stock Issuances for Debt Conversions
On various dates from October 4, 2019 through November 11, 2019, the Company issued a total of 48,950,000 shares of common stock pursuant to the conversion of $46,374 of principal from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On various dates from October 28, 2019 through November 12, 2019, the Company issued a total of 45,969,063 shares of common stock pursuant to the conversion of $39,900, consisting of $38,000 of principal and $1,900 of interest, from the Second PowerUp Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On various dates from October 2, 2019 through October 21, 2019, the Company issued a total of 27,225,607 shares of common stock pursuant to the conversion of $64,000 of convertible debt, consisting of $60,600 of principal and $3,400 of interest, from the First PowerUp Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On various dates from October 18, 2019 through November 5, 2019, the Company issued a total of 15,600,000 shares of common stock pursuant to the conversion of $8,860 of principal and $1,500 of selling of fees, from the First Crown Bridge Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

We offer alternatives to dangerous and addictive opioid pain killers. In the past year we have rapidly expanded our product offerings, and we now offer nine pain relief products that are leaders in the pain-relief field:

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

7.
500 mg/ 30 ml oil-based pump spray applicator; and

8.
500 mg/ 1 oz. ointment.

We believe that this nine-product array positions us favorably in the topical pain relief marketplace. The topical pain relief market is expected to grow rapidly in the next few years, due to the focus on reduction of opioid pain medication use, and we intend to be a major player in that expanding market.

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

During the three months ended September 30, 2019, we received $128,400 from the sale of convertible notes, and for the nine months ended September 30, 2019, we have received $308,400 from the sale of convertible notes. Despite the recent sales of convertible notes, our goal is to move forward with more favorable financing as we begin to grow our revenues. To date, the cash generated by these new products is not yet sufficient to finance our volume ramp-up and planned product introductions.

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

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2018 and 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company. During the nine months ended September 30, 2019, we completed the sale of convertible notes to raise $ 308,400 of net proceeds from several investors. We cannot be sure that sources of capital will be available to us for the remainder of 2019 and into 2020. However, without additional capital in the short term, we may not be able to push forward in the production and marketing of our new pain management products. Until we are able to grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Introduction

We had revenues of $3,465 and $12,975 for the three and nine months ended September 30, 2019, respectively, compared to $8,225 and $30,709 for the three and nine months ended September 30, 2018, respectively. This was a decrease of $9,510, or 73%, for the three months ended September 30, 2019 compared to 2018, and $22,484, or 73%, for the nine months ended September 30, 2019 compared to 2018.

Our operating expenses were $66,366 and $227,193 for the three and nine months ended September 30, 2019, respectively, compared to $85,185 and $240,834 for the three and nine months ended September 30, 2018, respectively. This was a decrease of $18,819, or 22%, for the three months ended September 30, 2019 compared 2018, and a decrease of $13,641, or 6%, for the nine months ended September 30, 2019 compared to 2018.

Our results of operations for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$3,465	$8,225	$12,975	$30,709
Cost of goods sold	1,653	4,373	5,470	20,577
Gross profit	1,812	3,852	7,505	10,132

Operating expenses:
General and administrative	36,757	65,572	138,589	139,881
Professional fees	29,609	22,613	88,604	100,953
Total operating expenses	66,366	85,185	227,193	240,834

Net operating loss	(64,554)	(81,333)	(219,688)	(230,702)
Other income (expense)	(117,080)	(282,202)	(120,483)	333,485

Net income (loss)	$(181,634)	$(363,535)	$(340,171)	$102,783

Revenues

The Company was established on May 10, 2010, and began to generate revenues during the third quarter of 2017 from the sale of pain patches made with CBD oils. Our sales are comprised of both website sales to individual consumers and brick and mortar pharmacies, and we have expanded from patches to oils, sprays, and roll-ons. Our cost of goods sold primarily consists of the products and the packaging. The decrease in our revenues for the three and nine months ended September 30, 2019, compared to three and nine months ended September 30, 2018, while significant in percentage terms, was not material in absolute terms and reflects the timing of product sales.

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2019 were $1,653, or 48% of sales, and $5,470, or 42% of sales, compared to $4,373, or 53% of sales, and $20,577, or 67% of sales, for the three and nine months ended September 30, 2018. Cost of sales consists primarily of product materials and packaging supplies. Our cost of goods sold as a percentage of sales was reduced because of lower prices in the marketplace and slightly higher volume pricing.

General and Administrative

General and administrative expenses were $36,757 and $138,589, respectively, for the three and nine months ended September 30, 2019, compared to $62,572 and $139,881, respectively, for the three and nine months ended September 30, 2018, a decrease of $25,815 and $1,292, or 41% and less than 1%, respectively. The decrease was primarily due to decreased investor relations and advertising expenses.

Professional Fees

Professional fees expense was $29,609 and $88,604, respectively, for the three and nine months ended September 30, 2019, compared to $22,613 and $100,953, respectively, for the three and nine months ended September 30, 2018, an increase of $6,996 and a decrease of $12,349, or 31% and 12%, respectively. Professional fees consist primarily of legal and, accounting and auditing services.

Net Operating Loss

Net operating loss was $64,554 and $219,688, respectively, for the three and nine months ended September 30, 2019, compared to $81,333 and $230,702, respectively, for the three and nine months ended September 30, 2018, a decrease of $16,779 and $11,014, or 21% and 5%, respectively. The net operating loss decreased during the nine months ended September 30, 2019 because of decreased operating expenses as previously described.

Other Income/Expense

Other income (expense) was ($117,080) and ($120,483), respectively, for the three and nine months ended September 30, 2019, compared to ($282,202) and $333,485, respectively, for the three and nine months ended September 30, 2018, a decrease in expenses of $165,122 and $453,968, respectively. Other expense for the nine months ended September 30, 2019 consisted of interest expense of $101,793 and a change in derivative liabilities of $18,690. Other expense for the nine months ended September 30, 2018 consisted of interest expense of $322,323 offset by a gain of $655,808 in market value of derivative liabilities.

Net Income (Loss)

Net income (loss) for the three and nine months ended September 30, 2019, was ($181,634) or ($0.01) per share, and ($340,171) or ($0.02) per share, respectively, compared to ($363,535) or ($0.11) per share, and $102,783 or $0.03 per share, respectively, for the three and nine months ended September 30, 2018. Net loss changes, as set forth above, were primarily due to the change in derivative liabilities.

Liquidity and Capital Resources

Introduction

During the three and nine months ended September 30, 2019, we had negative operating cash flows. Our cash on hand as of September 30, 2019 was $117,209, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate for the first nine months of 2018 was approximately $35,000, and our monthly burn rate through the nine months ended September 30, 2019 was approximately $30,000. Although we have moderate short term cash needs, as our operating expenses increase as we ramp up production and sales of our new products we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2019 and December 31, 2018, respectively, are as follows:

	September 30,	December 31,
	2019	2018	Change

Cash	$117,209	$86,827	$30,382
Total Current Assets	177,582	159,787	17,795
Total Assets	185,500	164,990	20,510
Total Current Liabilities	2,303,710	2,312,382	(8,672)
Total Liabilities	$2,303,710	$2,312,382	$(8,672)

Our cash and total current assets remained relatively steady as we continued to sustain losses funded by the sale of convertible notes. Our total current liabilities decreased primarily due to the reduction of our accounts payable of $66,718 and the conversion of outstanding convertible notes of $177,423, offset by a net increase in accrued interest of $27,049 and the change in the value of our derivative liabilities of $148,348, along with $338,300 of additional debt financing, net of debt discounts of $278,228. Our stockholders’ deficit decreased by $29,182 to ($2,118,210).

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2019 was $117,209. Based on our minimal revenues and current monthly burn rate of approximately $30,000 per month, we will need to continue to fund operations by raising capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of ($273,168) for the nine months ended September 30, 2019, compared to ($318,471) for the nine months ended September 30, 2018. This decrease in net cash used in operating activities was primarily a result of the difference in the change in fair market value of derivative liabilities of $674,498, and increased change in inventory of $39,861, and a decrease in accounts payable of $66,718, offset by a decrease in amortization of debt discounts of $246,886 from the comparative period.

Investments

We had $4,850 net cash used in investing activities for the nine months ended September 30, 2019, and $2,029 net cash used in investing activities for the nine months ended September 30, 2018. We outsource the manufacturing of our products, so our investment expenses are minimal.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2019 was $308,400, which consisted of the proceeds from the sale of convertible notes. For the nine months ended September 30, 2018, net cash provided by financing activities was $300,000, which consisted of the proceeds from the sale of convertible notes.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4  Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three-month period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Securities Purchase Agreement and Convertible Note - Crown Bridge Partners, LLC

On March 27, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Crown Bridge Partners, LLC (the “Purchaser”) to sell Convertible Promissory Notes (each a “Note”) in the principal amount of up to $154,500, with a purchase price of up to $141,000. The Purchaser purchased the first Note on April 17, 2019 for an aggregate amount of $47,000 (the “First Tranche”). The Note has a maturity date of twelve (12) months from each funding date, or April 17, 2020 with respect to the first Note. Each Note has an interest rate of 12% and a default interest rate of 15%. The Note is convertible into our common stock at a conversion price equal to 60% of the lowest trading price during the last twenty (20) trading days prior to the conversion date. The above stated transaction was reported in Premier’s April 17, 2019 Form 8-K.

On July 8, 2019, pursuant to the Securities Purchase Agreement, the Purchaser purchased the second Note for an aggregate amount of $32,900 (the “Second Tranche”). The Note has a maturity date of twelve (12) months from each funding date, or July 8, 2020 with respect to the second Note. Each Note has an interest rate of 12% and a default interest rate of 15%. The Note is convertible into our common stock at a conversion price equal to 60% of the lowest trading price during the last twenty (20) trading days prior to the conversion date.

On September 13, 2019, pursuant to the Purchase Agreement, the Purchaser purchased the third Note for an aggregate amount of $23,500 (the “Third Tranche”). The third Note has a maturity date of September 13, 2020.

We must reserve shares of our authorized common stock equal to four times the number of shares issuable upon full conversion of the Note, initially 26,580,645 shares. The Note can be prepaid by us at any time for a cash amount equal to the sum of the then outstanding principal amount of the note and interest multiplied by a prepayment percentage that ranges from as low as 125% to as high as 150%, depending on when we prepay the Note.

The Note limits the Purchaser to beneficial ownership of our common stock of no more than 4.99%. The Purchaser has the right to receive any dividend or distribution of assets as if the Note had been fully converted on the applicable record date. The Purchase Agreement and Note also contain customary representations and warranties made by the Company and by the Purchaser.

The sale of the Note pursuant to the Purchase Agreement was offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The Purchaser has represented that it is an accredited investor, as defined in Regulation D, and has acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

Securities Purchase Agreement and Convertible Note – Power Up Lending Group Ltd.

On August 2, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Power Up Lending Group Ltd. (the “Purchaser”) to sell a Convertible Promissory Note (“Note”). The Purchaser purchased the Note at the signing of the Purchase Agreement for an aggregate amount of $38,000. The Note has a maturity date of August 2, 2020, an interest rate of 10% and a default interest rate of 22%. The Note is convertible into our common stock at a conversion price equal to 61% of the average of the lowest two (2) trading prices during the last twenty (20) trading days prior to the conversion date. We closed the sale of the Note on August 7, 2019.

On August 15, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Power Up Lending Group Ltd. (the “Purchaser”) to sell a Convertible Promissory Note (“Note”). The Purchaser purchased the Note at the signing of the Purchase Agreement for an aggregate amount of $43,000. The Note has a maturity date of August 15, 2020, an interest rate of 10% and a default interest rate of 22%. The Note is convertible into our common stock at a conversion price equal to 61% of the average of the lowest two (2) trading prices during the last twenty (20) trading days prior to the conversion date. We closed the sale of the Note on August 16, 2019.

We must reserve shares of our authorized common stock equal to four times the number of shares issuable upon full conversion of the Note, initially 40,849,234. The Note can be prepaid by us at any time upon three (3) days written notice to the Purchaser for a cash amount equal to the sum of the then outstanding principal amount of the note and interest multiplied by a prepayment percentage that ranges from as low as 115% to as high as 140%, depending on when we prepay the Note.

The Note limits the Purchaser to beneficial ownership of our common stock of no more than 4.99%. The Purchaser has the right to receive any dividend or distribution of assets as if the Note had been fully converted on the applicable record date. The Purchase Agreement and Note also contain customary representations and warranties made by the Company and by the Purchaser.

The sale of the Note pursuant to the Purchase Agreement was offered and sold in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The Purchaser has represented that it is an accredited investor, as defined in Regulation D, and has acquired the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The securities were not issued through any general solicitation or advertisement.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.2 (1)	Bylaws of Premier Biomedical, Inc., as amended

3.3 (1)	Certificate of Designation of Series A Convertible Preferred Stock

3.3 (3)	Certificate of Designation of Series B Convertible Preferred Stock

10.1 (4)	Securities Purchase Agreement with Crown Bridge Partners, LLC entered into on March 27, 2019

10.2 (4)	Convertible Promissory Note with Crown Bridge Partners, LLC entered into on March 27, 2019

10.3 (4)	Securities Purchase Agreement with Power Up Lending Group, Ltd. entered into on April 23, 2019

10.4 (4)	Convertible Promissory Note with Power Up Lending Group, Ltd. entered into on April 23, 2019

10.5 (4)	Securities Purchase Agreement with Power Up Lending Group, Ltd. entered into on June 7, 2019

10.6 (4)	Convertible Promissory Note with Power Up Lending Group, Ltd. entered into on June 7, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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
(4)
Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on August 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Biomedical, Inc.

Dated: November 14, 2019	/s/ William A. Hartman
By: William A. Hartman
Its: Chief Executive Officer