Form 10-K
period 2019-12-31
PREMIER BIOMEDICAL INC
filed 2020-05-15
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

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

Common Stock, par value $0.00001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [__] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [__]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [ X ] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [__]	Accelerated filer [__]
Smaller reporting company [ X ]
Non-accelerated filer [__]	Emerging growth company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [ X ]

The aggregate market value of 9,547,573 shares of common stock held by non-affiliates as of May 13, 2019, using the closing price of the common stock on June 28, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $143,214.

On May 13, 2020, there were 999,980,958 shares of common stock, par value $0.00001, issued and outstanding.

Documents Incorporated by Reference

None.

PREMIER BIOMEDICAL, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

ITEM 1 – BUSINESS

Corporate Information

We were incorporated on May 10, 2010 in the State of Nevada. We have two wholly-owned subsidiaries, Premier Biomedical Pain Relief Meds, LLC, a Nevada limited liability company organized on September 14, 2017, and Health Stations, LLC, a Nevada limited liability company organized on August 28, 2019.

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

Joint Ventures to Research COVID-19 Treatment

In April 2020, we signed a joint venture agreement with two other companies to pursue the funding and research and development on our patented extracorporeal therapy for the safe removal of targeted antigens from the blood and targeted organs. In the case of COVID-19, this entails removal of specific compounds which allow the virus to replicate, which may eliminate mutations of the virus. In preparation for the joint venture, we filed a new provisional patent entitled “Method for Treating and Curing COVID-19 Infection.” Following the start of the joint venture, we filed another provisional patent entitled “Method for Treating Covid-19 Inflammatory Cytokine Storm for the Reduction of Morbidity and Mortality in Covid-19 Patients”. It is too early to tell whether these technologies will have any practical application.

On May 12, 2020, we assigned our rights in these two patents to Technology Health, Inc. pursuant to an Intellectual Property Agreement in hopes that they will be able to finance and develop the technologies. The assignment is part of an agreement with Technology Health, Inc., and two other companies to pursue a novel coronavirus extracorporeal treatment which combines our antigen mapping technique with Datatecnics’ laser ablation technology in a focused “Map and ZapTM” treatment protocol disclosed in a provisional patent application that is intended to eliminate COVID-19 antigens and potential mutations. Research is expected to start in the second quarter of 2020 to develop complexing agents to bind with coronavirus antigens which can be illuminated and eliminated using a computer-controlled targeting and laser system. The proposed hospital/clinic process would illuminate the compounded molecular target disease antigens for destruction by a nano-focus laser, and the purified blood would then be returned to the patient.

Nature’s Pain Relief

We have not yet launched our latest brand, Nature’s Pain Relief, which will be marketing 12 hemp oil products, including a 96-hour anti-pain patch, three roll-on topical products, two sprays, two ointments, one tincture drop product, a hemp oil capsule, and a “doggie” pet product. All of these products will be available through a new website at www.naturespainrelief.com.

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

Research and Development

We intend to continue to discover and develop medical treatments for humans, specifically targeting the pain management industry and the treatment of:

– Cancer	– Fibromyalgia
– Multiple Sclerosis (MS)	– Traumatic Brain Injury (TBI)
– Neuropathic Pain	– Alzheimer’s Disease (AD)
– Amyotrophic Lateral Sclerosis (ALS/Lou Gehrig’s Disease)	– Blood Sepsis and Viremia

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

 ______________________________
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

In April 2020, Marv applied for two new patents: Method for Treating and Curing COVID-19 Infection” and “Method for Treating Covid-19 Inflammatory Cytokine Storm for the Reduction of Morbidity and Mortality in Covid-19 Patients”. On May 12, 2020, we assigned our rights in these two patents to Technology Health, Inc. pursuant to an Intellectual Property Agreement in hopes that they will be able to finance and develop the technologies.

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

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Blumenauer Amendment (formerly known as the Rohrbacher-Farr Amendment) to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, since 2014 has prohibited the DOJ from using funds to prevent states with laws authorizing the use, distribution, possession or cultivation of medical cannabis from implementing such laws. On August 2016, the Ninth Circuit Court of Appeals ruled in United States v. McIntosh that the Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. The Rohrabacher-Blumenauer Amendment is currently effective through September 30, 2020, but as an amendment to an appropriations bill, it must be renewed annually.

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

On March 26, 2018, Senate Majority Leader Mitch McConnell, R-Kentucky, announced plans to introduce The Hemp Farming Act of 2018 was a proposed law to exclude hemp (defined as cannabis with less than 0.3% THC) from Schedule 1 controlled substances and making it an ordinary agricultural commodity. Its provisions were incorporated in the 2018 United States Farm Bill that became law on December 20, 2018.

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

In 2014 and through 2019, we raised funds through public and private equity offerings. We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

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

We do not currently own the certain technologies necessary to conduct our operations. The patents necessary to pursue our intended business plan are under the control of our Chairman of the Board of Directors. As consideration for the two licenses, we agreed to (i) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty and (ii) reimburse the licensor for any costs incurred in pursuing its proprietary rights in the licensed technology and pay any costs incurred for maintaining or obtaining the licensors’ proprietary rights in the licensed technology in the U.S. and in extending the intellectual property to other countries around the world. The licensor has the sole discretion to select other countries into which exclusive rights in the licensed technology may be pursued, and if we decline to pay those expenses, then the licensor may pay said expenses and our licensed rights in those countries will revert to the licensor. The license agreements contain provisions that require us to indemnify the licensor for any claims, including costs of litigation, brought against them related to the licenses, and require us to maintain insurance that may be burdensome. In the event of a breach of our obligations under the license agreements, the licensors are entitled to various damages and remedies, up to and including termination of said license agreements. The licensors are entities under the control of Dr. Mitchell S. Felder, who until May 2, 2020 was the Chairman of our Board of Directors and still is the Chair of our Scientific Advisory Board. While Dr. Felder is one of our Company’s founders, there can be no assurance that he will extend the offer to license these technologies to us in the future as currently contemplated.

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

The outbreak of the coronavirus (“COVID-19”) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets, our operations and our efforts to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations and our ability to identify, review and explore alternatives for the Company. More broadly, the outbreak could potentially lead to an economic downturn that could limit the potential opportunities available to us via merger, acquisition or business combination.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit and equity markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to obtain additional funding through various financing transactions or arrangements, including joint venturing of projects, equity or debt financing or other means.

A pandemic typically results in social distancing, travel bans and quarantines, and this may limit access to our management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

The extent and potential short and long term impact of the COVID-19 outbreak on our business will depend on future developments, including the duration, severity and spread of the virus, actions that may be taken by governmental authorities and the impact on the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

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

If we default on our convertible notes and are unable to repay the notes, we will not have the funds we need to operate our business and may lose access to additional financing.

We are currently in default on the Note issued on August 8, 2017 because the Maturity Date has passed. Per the terms of the Notes, the Selling Shareholders have the option to demand payment of 130% of the outstanding principal amount of a Note and any accrued and unpaid interest thereon. We are currently unable to pay these amounts in full. If the Selling Shareholders elect to exercise this right rather than convert the Notes, we could possibly face litigation. If we repay the Notes or any part thereof, we may not be able to satisfy the obligations we have to other business partners and may be forced to cease our business operations. Any action by the Selling Shareholders would adversely affect our financial position and ability to operate.

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

If we do not continue to meet the eligibility requirements of the Pink Sheets Current tier, our common stock may be removed from Pink Sheets Current and moved for quotation on a lower tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the Pink Sheets Current tier of the marketplace maintained by OTC Markets Group, Inc. The Pink Sheets Current tier does not require a minimum bid price. If we are removed from the Pink Sheets Current tier, our stock will be quoted on a lower tier. Broker-dealers often decline to trade in over-the-counter stocks that are quoted on the OTC Pink tier, or a lower tier, given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

If we move down from the OTC Pink Current tier, we may be unable to restore eligibility for quotation of our common stock on the Pink Sheets Current tier or the OTCQB tier, and this will have a negative impact on our market price. The lower tiers maintained by OTC Markets, Inc. does not provide as much liquidity as the Pink Sheets Current tier or the OTCQB tier. Many broker-dealers will not trade or recommend OTC Pink stocks for their clients.

Our principal shareholders have the ability to exert significant control in matters requiring shareholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman and Dr. Mitchell S. Felder collectively own 157,031 shares of our outstanding common stock, 2,000,000 shares of our Series A Convertible Preferred Stock (which is convertible into an aggregate of 2,000,000 shares of our common stock), and through the exercise of warrants could acquire another 1,782,040 shares of our common stock. The shares of our preferred stock have 100 votes per share, giving these two shareholders approximately 51% of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

Our officers and directors, as a group, are the owners of 169,845 shares of our common stock, and with convertible preferred stock, options and warrants to acquire another 3,570,600 shares of our common stock, representing approximately 2% of our total issued and outstanding shares of common stock. Each individual officer and director may be able to sell up to 1% of our outstanding common stock (currently approximately 1.8 million shares) every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

On April 13, 2020, we received a default notice from Green Coast Capital International S.A. because we do not have enough authorized common stock to fulfill the reserve requirements pursuant to the Convertible Promissory Note issued to them. On May 5, 2020, we were served with a Notice of Arbitration by Green Coast on the same matter. We intend to timely respond to the Notice of Arbitration. We cannot estimate or determine our liability or potential damages at this time.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “BIEI.” It traded there from February 23, 2012 to December 26, 2017. Our common stock was then quoted on the OTC Pink tier of the marketplace maintained by OTC Markets Group, Inc. until July 27, 2018, when we were upgraded back to the OTCQB where our stock traded until November 22, 2019, when we were again moved to the OTC Pink tier. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Effective June 27, 2018, our common stock underwent a 1-for-250 reverse split, which is reflected in the table below.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2019 and 2018, as provided by Nasdaq. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Transaction Prices
Fiscal Year Ended December 31,	Period	High	Low
2020	Second Quarter	$0.0074	$0.0013
	(through May 13, 2020)
	First Quarter	$0.0084	$0.0002

2019	Fourth Quarter	$0.0067	$0.0003
	Third Quarter	$0.0239	$0.0050
	Second Quarter	$0.047	$0.0091
	First Quarter	$0.10	$0.0330

2018	Fourth Quarter	$0.20	$0.04
	Third Quarter	$0.56	$0.10
	Second Quarter	$0.90	$0.20
	First Quarter	$2.45	$0.63

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

Holders

As of May 1, 2020, there were 999,980,958 shares of our common stock issued and outstanding and held by approximately 107 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Issuance of Unregistered Securities

Unregistered securities issued during the year ended December 31, 2019 were previously reported on our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through the remainder of 2020, we will continue to market our pain management products and seek a wider distribution network through the negotiation of distribution agreements with large pharmacy chains, military branches, government agencies, senior care facilities and international partners.

Through our reorganization into six technology centers, we are positioned to take advantage of opportunities to individually sell, license or commercialize the technologies produced within each of these centers to suitable investment partners, without dilutive equity issuances. In the long run, we believe that this will be most beneficial to our investors.

Going Concern

As a result of our current financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company. During the year ended December 31, 2019, we completed the sale of convertible notes to raise $333,400 of net proceeds from several investors. We cannot be sure that sources of capital will be available to us for 2020. However, without additional capital in the short term, we may not be able to push forward in the production and marketing of our new pain management products. Until we are able to grow revenues sufficient to meet our operating expenses, we must continue to raise capital by issuing debt or through the sale of our stock. There is no assurance that our cash flow will be adequate to satisfy our operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2019 and 2018

Introduction

We had revenues of $14,281 and $39,795 for the years ended December 31, 2019 and 2018, respectively. Our operating expenses were $328,156 for the year ended December 31, 2019 compared to $618,910 for the year ended December 31, 2018, a decrease of $290,754, or 47%. Our operating expenses consisted of general and administrative expenses and professional fees.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Increase /
	2019	2018	(Decrease)

Revenue	$14,281	$39,795	$(25,514)
Cost of goods sold	12,860	113,727	(100,867)
Gross profit (loss)	1,421	(73,932)	75,353

Operating expenses:
General and administrative	200,644	189,285	11,359
Professional fees	127,512	429,625	(302,113)
Total operating expenses	328,156	618,910	(290,754)

Net operating loss	(326,735)	(692,842)	366,107
Other income (expense)	(47,735)	293,956	(341,691)

Net loss	$(374,470)	$(398,886)	$24,416

Revenues

The Company was established on May 10, 2010, and its sales consist of pain management products.

General and Administrative

General and administrative expenses were $200,644 for the year ended December 31, 2019, compared to $189,285 for the year ended December 31, 2018, an increase of 11,359, or 6%.

Professional Fees

Professional fees expense was $127,512 for the year ended December 31, 2019, compare to $429,625 for the year ended December 31, 2018, a decrease of $302,113, or 70%. The decrease was primarily due to the decrease of stock-based compensation issued to debt holders, directors and consultants for services rendered. A total of $296,944 of stock-based compensation was awarded during the year ended December 31, 2018.

Net Operating Loss

Net operating loss for the year ended December 31, 2019 was $326,735, compared to $692,842 for the year ended December 31, 2018, a decrease of $366,107, or 53%. Net operating loss decreased, as set forth above, primarily due to a decrease in stock-based compensation issued to note holders for services rendered.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2019 was $(47,735), compared to $293,956 for the year ended December 31, 2018, a decrease of $341,691, or 116%. Other income (expense) consisted of interest and finance charges on debt and equity financing and a change in the fair value of derivative liabilities during the year ended December 31, 2019. Other income (expense) consisted of interest and finance charges on debt and equity financing, gain on early extinguishment of debt, and a change in the fair value of derivative liabilities during the year ended December 31, 2018. The net decrease was primarily due to a decrease of $357,679 in the value of derivative liabilities related to significant decreased convertible debt financing during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Net Loss

Net loss for the year ended December 31, 2019 was $374,470, or $(0.01) per share, compared to a net loss of $398,886, or $(0.11) per share, for the year ended December 31, 2018, a decrease of $24,416, or 6%.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2019, because we generated limited revenues, we had negative operating cash flows. Our cash on hand as of December 31, 2019 was $71,197, which was derived from the sale of convertible promissory notes to investors. Our monthly cash flow burn rate has decreased from approximately $37,000 in 2018 to approximately $28,700 in 2019. Although we have moderate short-term cash needs, as our operating expenses increase, we will face strong medium to long-term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2019 and December 31, 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018	Change

Cash	$71,197	$86,827	$(15,630)
Total Current Assets	93,720	159,787	(66,067)
Total Assets	100,943	164,990	(64,047)
Total Current Liabilities	1,933,761	2,312,382	(378,621)
Total Liabilities	$1,933,761	$2,312,382	$(378,621)

Our cash decreased by $15,630 as of December 31, 2019, compared to December 31, 2018. Our total current assets decreased by $66,067 primarily because we recognized an allowance for inventory obsolescence in 2019. Our total assets decreased by $64,047 primarily for the same reasons.

Our current liabilities decreased by $378,621 as of December 31, 2019, compared to December 31, 2018, primarily due to decreases in accounts payable of $76,432, convertible notes payable of $148,889, and derivative liabilities of $203,174. Our total liabilities decreased by the same amount for the same reasons as we do not have long term liabilities.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of December 31, 2019 was $71,197, which was derived from the sale of convertible promissory notes and common stock. Our monthly cash flow burn rate is approximately $28,700. Although we have moderate short-term cash needs, as our operating expenses increase, we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the years ended December 31, 2019 and 2018 was $344,180 and $444,878, respectively, a decrease of $100,698, or 22%. The primary uses of our cash were purchasing inventory and operating our pain management business, along with the public company compliance costs.

Investments

Our net cash used in investing activities for the years ended December 31, 2019 and 2018 was $4,850 and $2,029, respectively, a decrease of $2,821. The slight decrease reflected a lack of purchases of property and equipment in 2019 compared to 2018.

Financing

Our net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $333,400 and $450,030, respectively, a decrease of $116,630, or 26%. The decrease was primarily a result of a decrease in proceeds from the sale of stock of $150,000 in 2019.

Critical Accounting Policies and Estimates

See Note 1 to the Financial Statements for the year ended December 31, 2019 on page F-6 which is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Premier Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated balance sheets of Premier Biomedical, Inc. (the Company) as of December 31, 2019 and 2018, and the related Consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
May 15, 2020

PREMIER BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

Current assets:
Cash	$71,197	$86,827
Accounts receivable	2,266	3,092
Inventory	13,126	25,985
Other current assets	7,131	43,883
Total current assets	93,720	159,787

Property and equipment, net	7,223	5,203

Total assets	$100,943	$164,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$187,966	$264,398
Accounts payable, related parties	33,634	25,944
Accrued interest	64,283	22,099
Convertible notes payable, net of discounts of $297,881 and $-0- at December 31, 2019
and 2018, respectively, including $85,189 of principal currently in default	160,748	309,637
Derivative liabilities	1,487,130	1,690,304
Total current liabilities	1,933,761	2,312,382

Total liabilities	1,933,761	2,312,382

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000
shares designated, issued and outstanding at December 31, 2019 and 2018, respectively	2,000	2,000
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares designated, 133,780
and 150,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	134	150
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 262,111,480 and
5,652,410 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,621	57
Additional paid in capital	15,264,595	14,572,754
Subscriptions payable, consisting of 276,960 shares at December 31, 2018	-	5,345
Accumulated deficit	(17,102,168)	(16,727,698)
Total stockholders' equity (deficit)	(1,832,818)	(2,147,392)

Total liabilities and stockholders' equity (deficit)	$100,943	$164,990

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2019	2018

Revenue	$14,281	$39,795
Cost of goods sold	12,860	113,727
Gross profit (loss)	1,421	(73,932)

Operating expenses:
General and administrative	200,644	189,285
Professional fees	127,512	429,625
Total operating expenses	328,156	618,910

Net operating loss	(326,735)	(692,842)

Other income (expense):
Interest expense	(392,549)	(415,287)
Gain on early extinguishment of debt	-	6,750
Change in derivative liabilities	344,814	702,493
Total other income (expense)	(47,735)	293,956

Net loss	$(374,470)	$(398,886)

Weighted average number of common shares
outstanding - basic and fully diluted	52,402,912	3,505,464

Net loss per share - basic and fully diluted	$(0.01)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER BIOMEDICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, December 31, 2017	2,000,000	$2,000	-	$-	2,551,363	$26	$13,442,255	$273,805	$(16,328,812)	$(2,610,726)

Common stock issued on subsctiptions payable	-	-	-	-	254,703	3	273,802	(273,805)	-	-

Series B convertible preferred stock sold for cash	-	-	150,000	150	-	-	149,850	-	-	150,000

Common stock issued on debt conversions	-	-	-	-	2,834,264	28	210,246	5,345	-	215,619

Exercise of warrants at $0.00001 per share, related parties	-	-	-	-	12,000	-	30	-	-	30

Odd lot shares issued on reverse stock split	-	-	-	-	80	-	-	-	-	-

Warrants issued for services, related parties	-	-	-	-	-	-	272,585	-	-	272,585

Warrants issued for services	-	-	-	-	-	-	24,359	-	-	24,359

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	199,627	-	-	199,627

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	(398,886)	(398,886)

Balance, December 31, 2018	2,000,000	$2,000	150,000	$150	$5,632,410	$57	$14,572,754	$5,345	$(16,727,698)	$(2,147,392)

Common stock issued on conversions of preferred stock	-	-	(16,220)	(16)	4,689,556	47	(31)	-	-	-

Common stock issued on subscriptions payable	-	-	-	-	276,960	3	5,342	(5,345)	-	-

Common stock issued on debt conversions	-	-	-	-	251,492,554	2,514	364,777	-	-	367,291

Adjustments to derivative liability due to debt conversions	-	-	-	-	-	-	321,753	-	-	321,753

Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-	(374,470)	(374,470)

Balance, December 31, 2019	2,000,000	$2,000	133,780	$134	262,111,480	$2,621	$15,264,595	$-	$(17,102,168)	$(1,832,818)

  The accompanying notes are an integral part of these consolidated financial statements.

PREMIER BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(374,470)	$(398,886)
Adjustments to reconcile net loss
to net cash used in operating activities:
Change in allowance for inventory obsolescence	(265)	87,650
Depreciation	2,830	2,304
Gain on early extinguishment of debt	-	(6,750)
Loss on debt default provisions	-	25,500
Change in fair market value of derivative liabilities	(344,814)	(702,493)
Amortization of debt discounts	320,412	366,653
Stock based compensation, related parties	-	272,585
Stock based compensation	-	24,359
Decrease (increase) in assets:
Accounts receivable	826	(2,780)
Inventory	13,124	(28,872)
Other current assets	36,752	(9,059)
Increase (decrease) in liabilities:
Accounts payable	(76,432)	(82,416)
Accounts payable, related parties	7,690	(15,438)
Accrued interest	70,167	22,765
Net cash used in operating activities	(344,180)	(444,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,850)	(2,029)
Net cash used in investing activities	(4,850)	(2,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	150,000
Proceeds from exercise of warrants, related party	-	30
Proceeds from convertible notes payable	333,400	300,000
Net cash provided by financing activities	333,400	450,030

NET CHANGE IN CASH	(15,630)	3,123
CASH AT BEGINNING OF PERIOD	86,827	83,704

CASH AT END OF PERIOD	$71,197	$86,827

SUPPLEMENTAL INFORMATION:
Interest paid	$1,971	$369
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts	$329,311	$300,000
Value of derivative adjustment due to debt conversions	$321,753	$199,627
Value of shares issued for conversion of debt	$367,291	$215,619
Value of preferred stock converted to common stock	$44,913	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Basis of Presentation and Significant Accounting Policies

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

Stock-Based Compensation
Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company’s stock-based compensation consisted of the following during the years ended December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018

Warrants issued for services, related parties	$-	$272,585
Warrants issued for services	-	24,359
Total stock-based compensation	$-	$296,944

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses were $51,613 and $66,244 for the years ended December 31, 2019 and 2018, respectively.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2019, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $17,102,168, and had negative working capital of ($1,840,041) at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new products and services to begin generating revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Accounts Payable
The Company owed $31,826 and $24,116 as of December 31, 2019 and 2018, respectively, to entities owned by the Chairman of the Board of Directors. The amounts are related to patent costs and reimbursable expenses paid by the Chairman on behalf of the Company.

The Company owed $733 and $753 as of December 31, 2019 and 2018, respectively, to the Company’s CEO for reimbursable expenses.

The Company owed $1,075 as of December 31, 2019 and 2018 amongst members of the Company’s Board of Directors for reimbursable expenses.

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

Exercise of Common Stock Warrants, Related Party
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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2019 and 2018, respectively:

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$71,197	$-	$-
Total assets	71,197	-	-
Liabilities
Convertible notes payable, net of discounts	-	160,748	-
Derivative liabilities	-	-	1,487,130
Total liabilities	-	160,748	1,487,130
	$71,197	$(160,748)	$(1,487,130)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$86,827	$-	$-
Total assets	86,827	-	-
Liabilities
Convertible notes payable, net of discounts	-	309,637	-
Derivative liabilities	-	-	1,690,304
Total liabilities	-	309,637	1,690,304
	$86,827	$(309,637)	$(1,690,304)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2019 or 2018.

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

Note 6 – Convertible Notes Payable

All notes outstanding, below, are currently in default due to provisions within each note that require the Company reserve shares issuable upon conversion. The Company does not currently have enough shares issuable, relative to their total authorized shares in order to fulfill these requirements.

Convertible notes payable consists of the following at December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018

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
	$150,000	$-

On September 12, 2019, the Company received net proceeds of $22,000, carrying a $25,750 face value, in exchange for a 12% interest bearing; unsecured convertible promissory note maturing on September 12, 2020 (“Third Crown Bridge Partners Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees.	25,750	-

On August 15, 2019, the Company received net proceeds of $40,000, carrying a $43,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on August 15, 2020 (“Fifth Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	43,000	-

On August 2, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on August 2, 2020 (“Fourth Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	38,000	-

On July 2, 2019, the Company received net proceeds of $31,400, carrying a $36,050 face value, in exchange for a 12% interest bearing; unsecured convertible promissory note maturing on June 27, 2020 (“Second Crown Bridge Partners Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees.	36,050	-

On June 7, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on June 7, 2020 (“Third Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date.	38,000	-

On April 23, 2019, the Company received net proceeds of $35,000, carrying a $38,000 face value, in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on April 23, 2020 (“Second Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. A total of $39,900, consisting of $38,000 of principal and $1,900 of interest, was converted into 45,969,063 shares of common stock from October 28, 2019 through November 12, 2019.
	-	-

On March 27, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC to sell convertible notes with a face value of $154,500, with net proceeds of $141,000 after the deduction of an original issue discount of $13,500 on a 12% interest bearing; unsecured convertible promissory note with the first twelve months of interest of each tranche guaranteed. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment. The note is payable in tranches with the first tranche, which was received on April 17, 2019, carrying a $51,500 face value, with net proceeds of $47,000 after a $4,500 original issue discounts (“First Crown Bridge Partners Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. In addition, the holder is entitled to deduct $500 from the conversion amount in each conversion to cover the holder’s deposit fees. A total of $10,360, consisting of $8,860 of principal and $1,500 of holder’s deposit fees, was converted into 15,600,000 shares of common stock from October 18, 2019 through November 5, 2019.
	42,640	-

On March 26, 2019, the Company received proceeds of $65,000 in exchange for a 10% interest bearing; unsecured convertible promissory note maturing on March 26, 2020 (“First Power Up Lending Note”). The note is convertible 180 days from the date of the note at 61% of the average of the two lowest closing bid prices of the Common Stock in the twenty (20) Trading Days prior to the Conversion Date. A total of $71,400, consisting of $68,000 of principal and $3,400 of interest, was converted into 29,172,975 shares of common stock from September 30, 2019 through October 21, 2019.	-	-

On July 11, 2018, the Company received proceeds of $120,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $121,863, consisting of 114,384 of principal and $7,479, was converted into 135,741,667 shares of common stock over various dates, between July 27, 2018 and December 26, 2019. Currently in default.	5,616	94,080

On July 11, 2018, the Company received proceeds of $60,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on October 31, 2018 (“Third SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. Currently in default.	60,000	60,000

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second Red Diamond Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $32,553, consisting of $30,000 of principal and $2,553 of interest, was converted into 11,110,400 shares of common stock over various dates between August 8, 2019 and September 3, 2019.	-	30,000

On April 24, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on July 31, 2018 (“Second SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $12,636 of principal was converted into 3,510,000 shares of common stock over various dates between September 10, 2019 and September 17, 2019.Currently in default.	17,364	30,000

On March 1, 2018, the Company received proceeds of $30,000 in exchange for an 8% interest bearing; unsecured convertible promissory note maturing on May 31, 2018 (“First SEG-RedaShex Note”). The note is convertible at 60% of the lowest traded price of the Common Stock in the fifteen (15) Trading Days prior to the Conversion Date. A total of $30,000 of principal was converted into an aggregate of 4,262,416 shares of common stock at various dates between January 2, 2019 and August 15, 2019.	-	30,000

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

	2,209	10,500

Total convertible notes payable	458,629	309,637
Less unamortized derivative discounts:	297,881	-
Convertible notes payable	160,748	309,637
Less: current portion	160,748	309,637
Convertible notes payable, less current portion	$-	$-

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $484,211 and $300,000; including $29,900 and $-0- of loan origination discounts, for the variable conversion features of the convertible debts incurred during the years ended December 31, 2019 and 2018, respectively. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $321,912 and $366,653 of interest expense pursuant to the amortization of note discounts during the years ended December 31, 2019 and 2018, respectively.

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

The Company recognized interest expense for the years ended December 31, 2019 and 2018, respectively, as follows:

	December 31,	December 31,
	2019	2018

Interest on convertible notes	$68,666	$22,765
Amortization of debt discounts	321,912	366,653
Loss on default provisions	-	25,500
Interest on credit cards	1,971	369
Total interest expense	$392,549	$415,287

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,487,130 and $1,690,304 at December 31, 2019 and 2018, respectively. The change in fair value of the derivative liabilities resulted in a gain of $344,814 and $702,493 for the years ended December 31, 2019 and 2018, respectively, which has been reported within other income in the statements of operations. The gain of $344,814 for the years ended December 31, 2019 consisted of a gain of $207,756 due to the value attributable to the warrants and a gain in market value of $137,058 on the convertible notes. The gain of $702,493 for the year ended December 31, 2018 consisted of a gain of $766,632 due to the value attributable to the warrants and a net loss in market value of $64,139 on the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2019 and 2018, respectively:

Derivative
Liability
Total
Balance, December 31, 2017	$2,255,781
Increase in derivative value due to issuances of convertible promissory notes	336,643
Change in fair market value of derivative liabilities due to the mark to market adjustment	(702,493)
Debt conversions	(199,627)
Balance, December 31, 2018	$1,690,304
Increase in derivative value due to issuances of convertible promissory notes	463,393
Change in fair market value of derivative liabilities due to the mark to market adjustment	(344,814)
Debt conversions	(321,753)
Balance, December 31, 2019	$1,487,130

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended December 31, 2019:

●
Stock price ranging from $0.0066 to $0.0004 during these periods would fluctuate with projected volatility.
●
The notes convert with variable conversion prices and fixed conversion prices (tainted notes).
●
An event of default would occur -0-% of the time, increasing 2% per month to a maximum of 10%.
●
The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 294.1% - 428.3%.
●
The Company would redeem the notes -0-% of the time, increasing 1% per month to a maximum of 5%.
●
All notes are assumed to be extended at maturity – the time required to convert out this volume of stock.
●
A change of control and fundamental transaction would occur initially -0-% of the time and increase monthly by -0-% to a maximum of -0-%.
●
The monthly trading volume would average $370,728 to $351,905 and would increase at 1% per month.
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
●
Reset events were projected to occur by 3/31/20 – the option expires 5/30/20.
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

On October 31, 2017 we entered into an Agreement, Final Payment under Contract, and Release of all Claims, whereby we agreed to pay them a total of $326,336 arising out of the research and development agreements with an initial payment of $22,211, and monthly payments of varying amounts between $5,000 and $20,000 thereafter for twenty eight months until the balance is paid in full. Subject to the compliance of all terms, the intellectual property rights established and arising out of the collaborative agreements remain in full force and effect and the parties agreed to a mutual release upon the final contracted payment. The full amount of the liability has been recognized as accounts payable, with $135,024 outstanding as of the end of this period, which is currently in default.

Note 9 – Stockholders’ Equity

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

Common Stock Issuances for Series B Preferred Stock Conversions (2019)
On August 8, 2019, the Company issued 925,927 shares of common stock pursuant to the conversion of 2,500 of Series B Convertible Preferred Stock held by RedDiamond Partners. The stock was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On August 2, 2019, the Company issued 851,853 shares of common stock pursuant to the conversion of 2,300 of Series B Convertible Preferred Stock held by RedDiamond Partners. The stock was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 29, 2019, the Company issued 796,297 shares of common stock pursuant to the conversion of 2,150 of Series B Convertible Preferred Stock held by RedDiamond Partners. The stock was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 23, 2019, the Company issued 741,741 shares of common stock pursuant to the conversion of 2,470 of Series B Convertible Preferred Stock held by RedDiamond Partners. The stock was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 16, 2019, the Company issued 707,071 shares of common stock pursuant to the conversion of 3,500 of Series B Convertible Preferred Stock held by RedDiamond Partners. The stock was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On July 8, 2019, the Company issued 666,667 shares of common stock pursuant to the conversion of 3,300 of Series B Convertible Preferred Stock held by RedDiamond Partners. The stock was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

Common Stock Issuances for Debt Conversions (2019)

First Crown Bridge Partners Note
On various dates from October 18, 2019 through November 5, 2019, the Company issued a total of 15,600,000 shares of common stock pursuant to the conversion of $10,360, consisting of $8,860 of principal and $1,500 of selling fees, from the First Crown Bridge Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Second Power Up Lending Note
On various dates from October 28, 2019 through November 12, 2019, the Company issued a total of 45,969,063 shares of common stock pursuant to the conversion of $39,900, consisting of $38,000 of principal and $1,900 of interest, from the Second Power Up Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

First Power Up Lending Note
On various dates from September 30, 2019 through October 21, 2019, the Company issued a total of 29,172,975 shares of common stock pursuant to the conversion of $71,400 of convertible debt, consisting of $68,000 of principal and $3,400 of interest, from the First Power Up Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Third Red Diamond Note
On various dates from September 6, 2019 through December 26, 2019, the Company issued a total of 135,393,000 shares of common stock pursuant to the conversion of $95,943, consisting of $88,464 of principal and $7,479 of interest, from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Second Red Diamond Note
On various dates from August 12, 2019 through September 3, 2019, the Company issued a total of 11,110,400 shares of common stock pursuant to the conversion of $32,553, consisting of $30,000 of principal and $2,553, from the Second RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Second SEG-RedaShex Note
On various dates from September 10, 2019 through September 17, 2019, the Company issued a total of 3,510,000 shares of common stock pursuant to the conversion of $12,636 of principal from the Second SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

First SEG-RedaShex Note
On various dates from January 2, 2019 through August 15, 2019, the Company issued a total of 4,262,416 shares of common stock pursuant to the conversion of $30,000 of principal from the First SEG-RedaShex Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Second Diamond Rock Note
On various dates from January 11, 2019 through June 7, 2019, the Company issued a total of 4,672,200 shares of common stock pursuant to the conversion of $66,207, consisting of $55,057 of principal and $11,150, from the Second Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

First Diamond Rock Note
On various dates from June 17, 2019 through June 27, 2019, the Company issued a total of 1,802,500 shares of common stock pursuant to the conversion of $8,292 of principal from the First Diamond Rock Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

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

Common Stock Issuances on Subscriptions Payable (2019)
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

Note 10 – Common Stock Warrants

Common Stock Warrants Granted (2019)
No warrants were granted during the year ended December 31, 2019.

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

Expiration of Common Stock Warrants, Related Party (2019)
A total of 11,760 warrants exercisable at $362.50 per share expired during the year ended December 31, 2019.

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2019.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.09-$62.50	3,890,000	5.87	$0.97	3,890,000	$0.97

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2019	2018

Average risk-free interest rates	N/A	2.73%
Average expected life (in years)	N/A	3.78

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock warrants. During the years ended December 31, 2019 and 2018 there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $0.09 per warrant granted during the year ended December 31, 2018.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, December 31, 2017	257,760	$29.85
Warrants granted	3,656,000	0.09
Warrants exercised	(12,000)	(0.0025)
Balance, December 31, 2018	3,901,760	$2.05
Warrants expired	(11,760)	(362.50)
Balance, December 31, 2019	3,890,000	$0.97

Exercisable, December 31, 2019	3,890,000	$0.97

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2019 and 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2019 and 2018, the Company had approximately $5,670,000 and $5,277,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,190,700	$1,108,170

Net deferred tax assets before valuation allowance	$1,190,700	$1,108,170
Less: Valuation allowance	(1,190,700)	(1,108,170)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018, respectively.

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

Note 12 – Subsequent Events

Common Stock Issuances for Debt Conversions

First Crown Bridge Partners Note
On various dates from February 4, 2020 through April 21, 2020, the Company issued a total of 371,401,700 shares of common stock pursuant to the conversion of $37,096, consisting of $31,596 of principal and $5,500 of selling fees, from the First Crown Bridge Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Third Power Up Lending Note
On various dates from January 8, 2020 through April 1, 2020, the Company issued a total of 196,477,777 shares of common stock pursuant to the conversion of $24,244 of principal from the Third Power Up Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Third Red Diamond Note
On various dates from January 2, 2020 through March 24, 2020, the Company issued a total of 169,990,001 shares of common stock pursuant to the conversion of $18,987, consisting of $2,434 of principal and $16,553, from the Third RedDiamond Note. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Chairman of the Board of Directors’ Resignation
On May 2, 2020, Dr. Mitchell S. Felder resigned as the Company’s Chairman of the Board. The Company’s CEO, William Hartman, was appointed Interim Chairman.

Default Notice Received
On April 13, 2020, we received a default notice from Green Coast Capital International S.A. because we do not have enough authorized common stock to fulfill the reserve requirements pursuant to the Convertible Promissory Note issued to them. On May 5, 2020, we were served with a Notice of Arbitration by Green Coast on the same matter. We intend to timely respond to the Notice of Arbitration. We cannot estimate or determine our liability or potential damages at this time.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)
Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

William A. Hartman	78	President, Chief Executive Officer, and acting Chairman since May 2, 2020

Dr. Mitchell S. Felder	66	Chairman of the Scientific Advisory Board (June 2010)

Heidi H. Carl	50	Chief Financial Officer, Secretary, Treasurer and Director (June 2010)

Dr. Patricio F. Reyes	73	Chief Technology Officer and Director (August 2016)

John S. Borza	66	Vice President and Director (August 2012)

Jay Rosen	66	Director (June 2010)

John Pauly	59	Director (December 2017)

William A. Hartman, age 78, is our President and Chief Executive Officer and a member of our Board of Directors. From March 2008 until June 2010, Mr. Hartman was not directly employed but was planning the formation of Premier Biomedical, Inc. From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc. From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive. From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984 he was Division Quality Compliance Manager at Ford Motor Company. At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants. He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion. Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Dr. Mitchell S. Felder, age 66, is Chairman of our Scientific Advisory Board. Dr. Felder was a member of our Board of Directors until his resignation on May 2, 2020. Dr. Felder is a practicing Board Certified Neurologist. Dr. Felder acquired a B.A. Degree from the University of Pennsylvania in 1975 and an M.D. Degree from the University of Rome, Faculty of Medicine in 1983. He has been Board Certified by both the American Academy of Clinical Neurology and the American Board of Psychiatry and Neurology. Dr. Felder has authored or co-authored six publications, three studies, and has 18 issued patents. Dr. Felder is the former President, Chairman, and founder of Infectech/Nanologix (from its founding in 1989 through March 2007)—growing the company from startup to a $100 million market cap. During the past five years, Dr. Felder has had as his principal occupation and employment work as an attending neurologist. Dr. Felder is presently an attending neurologist at the William Beaumont Army Medical Center in El Paso, Texas. Dr. Felder has more than 20 years of management experience.

Heidi H. Carl, age 50, is our Chief Financial Officer, Secretary, Treasurer, and a member of our Board of Directors. From May 2009 until June 2010, Ms. Carl was not directly employed but was working with Mr. Hartman in planning the formation of Premier Biomedical, Inc. From June 2007 to May 2009, Ms. Carl was the Product Development Specialist at General Motors Corporation. From May 2006 to May 2007, Ms. Carl was the Associate Marketing Manager at General Motors Corporation. From May 2003 to May 2006, Ms. Carl was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Ms. Carl was the District Area Parts Manager at General Motors Corporation. Academic credentials include a BSBA degree from Madonna University and an ASBA degree from Oakland Community College.

Dr. Patricio F. Reyes, MD, FAAN, age 73, is a board certified neurologist and neuropathologist, has served as the Chief Medical Officer and Board Member of the Retired National Football League Players Association since 2013. Dr. Reyes has been a board member of the Association of Ringside Physicians since 2008 and was previously its Chair of the Education Committee and 2009 Distinguished Educator. Dr. Reyes has worked as a neurologist and neuropathologist for the Phoenix VA Hospital since 2014. Dr. Reyes is the co-founder, Chief Medical Officer and Chair of the Scientific Advisory Board of Yuma Therapeutics, Inc. where he has worked since 2012. He is a Fellow of the American Academy of Neurology and was former Professor of Neurology and Neuropathology at Thomas Jefferson Medical School in Philadelphia, Pennsylvania, and Professor of Neurology, Pathology and Psychiatry at Creighton University School of Medicine in Omaha, Nebraska.

John S. Borza, PE, AVS, age 66, is our Vice President and was appointed to our Board of Directors on August 17, 2012. Mr. Borza is currently the President and Chief Executive Officer of Value Innovation, LLC, a consulting firm focused on value engineering and creative problem solving, where he has served since August 2009. Prior to Value Innovation, Mr. Borza was a Specialist with TRW Automotive from September 2007 to September 2009, and a Director at TRW Automotive from May 1999 to September 2007. Earlier in his career, Mr. Borza worked in R&D for 12 years on a variety of products and technologies in various capacities ranging from Engineer to Chief Engineer, before moving into launch and production support roles. Mr. Borza is an Altshuller Institute certified TRIZ Practitioner, and a SAVE International certified Associate Value Specialist. He is active in the local chapter of SAVE International and currently serves as the chapter Past-President. Mr. Borza holds a BS degree in Electrical Engineering and an MBA from the University of Michigan.

Jay Rosen, age 66, has been a member of our Board of Directors since our inception in June 2010. Mr. Rosen has been a partner at Rosen Associates, a real estate holding and management company, since 1971. He is also a partner at Midway Industrial Terminal, a real estate holding and management company, and has been since 2005. Mr. Rosen privately owns and manages the Rosen Farm, cellular towers and various other real estate properties, is the President of XintCorp, a small start-up company for developing intellectual property, and is a former member of the NY Mercantile Exchange and the New York Futures Exchange. Mr. Rosen studied economics and finance at New York University and Columbia University.

John Pauly, age 59, has served as Executive Vice President at HealthWarehouse.com, Inc., an online Verified Internet Pharmacy Practice Site (VIPPS), since October 2017. From January 2017 through March 2017, Mr. Pauly served as the interim Chief Executive Officer of HealthWarehouse.com. From January 2016 until his time at HealthWarehouse.com, he was the Chief Operating Officer of Specialty Medical Drug Store, also a VIPPS accredited online pharmacy business.

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

To the Company’s knowledge, no officers, directors, or greater than ten percent shareholders failed to file, or filed late, required reports.

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

During the fiscal years ended December 31, 2019 and 2018, the Board of Directors met approximately on a bi-weekly basis. Only Mr. Rosen attended fewer than 75 percent of the meetings. We have no policy with regard to attendance at meetings of the Board of Directors.

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

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

Effective on September 28, 2012, we entered into employment agreements with our President and Chief Executive Officer, William A. Hartman, and our Chairman of the Scientific Advisory Board, Dr. Mitchell S. Felder. In December 2012, the Company and Dr. Felder agreed to terminate his employment agreement, effective as of its date of inception.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William A.	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hartman, Chief Executive Officer (1)	2018	-0-	-0-	-0-	68,146(2)	-0-	-0-	-0-	68,146

Heidi H. Carl,	2019	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
Chief Financial Officer(4)	2018	2,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000

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

Also, on December 22, 2017, we issued a warrant to John Pauly as an initial incentive award following his appointment to the Board of Directors, which will allow him to purchase 2,000,000 shares of our common stock. The terms of this warrant are the same as those in the warrants issued to the other directors on this date, having an exercise price of One-Half Cent ($0.005) and a cashless exercise option.

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 1, 2020, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership	Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership (3)

William A. Hartman (4)(10)	971,020(8)	*	1,000,000	50.0%

Dr. Mitchell S. Felder (4) (5)	19,225,508(9)	1.92%	1,000,000	50.0%

Heidi H. Carl (4)(10)	537,080(12)	*	-	-

Jay Rosen (4)	63,180(13)	*	-	-

John S. Borza (4)	5,619,904(11)	*	-	-

John Pauly(4) (6)	60,500(15)	*	-	-

Dr. Patricio Reyes(4) (7)	520,680(14)	*	-	-

All Officers and Directors as a Group (7 Persons)	26,997,872 (8)(9)(11)(12)(13)(14)(15)	2.69%	2,000,000	100.0%

*
Less than 1%
(1)
Unless otherwise indicated, the address of the shareholder is c/o Premier Biomedical, Inc.
(2)
Unless otherwise indicated, based on 999,980,958 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)
Unless otherwise indicated, based on 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding.
(4)
Indicates one of our officers or directors.
(5)
Dr. Felder’s address is P.O. Box 1332, Hermitage, PA 16148. Dr. Felder was a member of our Board of Directors until his resignation on May 2, 2020.
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

(12)
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

Recent Sale of Unregistered Securities

Equity Purchase Agreement

On October 4, 2019, we entered into an Equity Purchase Agreement dated October 3, 2019 with Green Coast Capital International SA, a Panama corporation, pursuant to which we agreed to sell, and Green Coast, or its assigns, agreed to purchase, up to Five Million Dollars ($5,000,000) of our common stock. Pursuant to the terms of the Purchase Agreement, we may issue a Put Notice directing Green Coast to purchase our common stock at a 10% discount to the lowest trade price of our common stock during the five (5) Trading Days immediately following the Clearing Date associated with our Put Notice and in an amount of the lesser of (i) $1,000,000 or (ii) 200% of the average daily trading volume of our common stock in the ten (10) Trading Days immediately preceding the date we give notice to Green Coast. We may issue multiple Put Notices to Green Coast, subject to these limitations, but we may not issue a Put Notice to Green Coast within ten (10) Trading Days of a prior Put Notice. We must have a registration statement in effect under the Securities Act that covers the resale of any shares of common stock sold to Green Coast pursuant to the Purchase Agreement.

Registration Rights Agreement

On October 4, 2019, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement with Green Coast (the “Rights Agreement”), pursuant to which we agreed to register the resale of shares to be issued under the Purchase Agreement. We filed the required registration statement on December 10, 2019, but later withdrew it on January 8, 2020.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

License Agreements

On May 12, 2010, we entered into two separate license agreements. One license agreement was entered into with Altman Enterprises, LLC, wherein we obtained certain exclusive rights in (i) proprietary technology that is the subject of one pending PCT patent application relating to the treatment of auto-immune diseases, and (ii) the Feldetrex® trademark. The other license agreement was entered into with Marv Enterprises, LLC, wherein we obtained certain exclusive rights in proprietary technology that is the subject of two PCT patent applications relating to the treatment of blood borne carcinomas and sequential extracorporeal treatment of blood. Authority to execute the license agreements on behalf of Altman and Marv is vested in Dr. Mitchell S. Felder, the Chairman of our Scientific Advisory Board. Because the licensors are controlled by one of our directors, there may exist a conflict of interest in decisions made by the Company with respect to the licenses.

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

As of December 31, 2019, our sales did not include any products using the licensed technology and thus have not paid any license fees. We have, however, reimbursed expenses associated with the technology we have licensed, and owe them an additional $31,826.

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

Warrant Exercise

On November 5, 2018, we issued 12,000 shares of common stock, restricted in accordance with Rule 144, to Mitchell Felder, a then-director of the Company, upon the exercise of warrants at $0.0025 per share.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2019 and 2018 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Audit Fees (1)	$10,372	$12,000
Audit Related Fee (2)	13,500	13,000
Tax Fees	-	-
All Other Fees	-	-
Total	$23,872	$25,000

(1)           Audit fees were principally for audit services.

(2)           Audit related fees were principally for work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Of the fees described above for the years ended December 31, 2019 and 2018, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements

The following financial statements are filed as part of this report:

(a)(2)
Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)
Exhibits

Refer to (b) below.

(b)
Exhibits

Exhibit No.	Description of Exhibits
3.1 (1)	Articles of Incorporation of Premier Biomedical, Inc.

3.2 (2)	Amendment to Articles of Incorporation of Premier Biomedical, Inc.

3.3 (1)	Bylaws of Premier Biomedical, Inc., as amended

3.4 (1)	Certificate of Designation of Series A Convertible Preferred Stock

3.5 (11)	Certificate of Designation of Series B Convertible Preferred Stock

4.1 (9)	Form of Series A Common Stock Purchase Warrant

4.2 (9)	Form of Series B Common Stock Purchase Warrant

4.11	Description of Securities

10.1 (1)	License Agreement dated May 12, 2010 with Altman Enterprises, Inc.

10.2 (1)	License Agreement dated May 12, 2010 with Marv Enterprises, LLC.

10.3 (1)	Preferred Stock Purchase Warrant issued to Mitchell Felder

10.4 (1)	Preferred Stock Purchase Warrant issued to William A. Hartman

10.5 (1)	Common Stock Purchase Warrant issued to Mitchell Felder

10.6 (1)	Common Stock Purchase Warrant issued to William A. Hartman

10.7 (3)	First Addendum to License Agreement dated August 17, 2011 with Marv Enterprises, LLC.

10.8 (3)	Frist Addendum to License Agreement dated August 17, 2011 with Altman Enterprises, LLC.

10.9 (4)	Collaboration Agreement with the University of Texas System dated May 9, 2012

10.10 (5)	Employment Agreement with William A. Hartman, dated September 28, 2012

10.11 (6)	Cooperative Research and Development Agreement with U.S. Army Medical Research and Material Command

10.13 (7)	Patent License Agreement dated March 4, 2015

10.13 (8)	Amendment No. 1 to Patent License Agreement dated June 19, 2015.

10.14 (10)	Form of 8% Convertible Promissory Note, dated March 1, 2018

10.15 (10)	Securities Purchase Agreement, dated March 1, 2018, by and among the Company, RedDiamond Partners LLC and SEG-RedaShex, LLC

10.16 (10)	Registration Rights Agreement, dated March 1, 2018, by and among the Company, RedDiamond Partners LLC and SEG-RedaShex, LLC

10.17 (16)	Securities Purchase Agreement, dated November 23, 2018, by and between the Company and each of RedDiamond Partners LLC and SEG-RedaShex, LLC

10.18 (12)	Securities Purchase Agreement with Power Up Lending Group Ltd. dated March 26, 2019

10.19 (12)	Convertible Promissory Note with Power Up Lending Group Ltd. dated March 26, 2019

10.20 (13)	Securities Purchase Agreement with Crown Bridge Partners, LLC entered into on March 27, 2019

10.21 (13)	Convertible Promissory Note with Crown Bridge Partners, LLC entered into on March 27, 2019

10.22 (13)	Securities Purchase Agreement with Power Up Lending Group, Ltd. entered into on April 23, 2019

10.23 (13)	Convertible Promissory Note with Power Up Lending Group, Ltd. entered into on April 23, 2019

10.24 (13)	Securities Purchase Agreement with Power Up Lending Group, Ltd. entered into on June 7, 2019

10.25 (13)	Convertible Promissory Note with Power Up Lending Group, Ltd. entered into on June 7, 2019

10.26 (14)	Equity Purchase Agreement dated October 3, 2019 with Green Coast Capital International SA

10.27 (14)	Registration Rights Agreement dated October 3, 2019 with Green Coast Capital International SA

10.28 (14)	Convertible Promissory Note dated October 3, 2019 with Green Coast Capital International SA

10.29 (15)	Technology Acquisition and Financing Agreement dated May 8, 2020

10.30 (15)	Intellectual Property Agreement dated May 12, 2020

10.31 (15)	Third Addendum to License Agreement with Marv Enterprises, LLC dated May 11, 2020

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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
(8)
Incorporated by reference from our Current Report on Form 8-K dated June 19, 2015, filed with the Commission on June 23, 2015.
(9)
Incorporated by reference from our Registration Statement on Form S-1 (File No. 333-218250) filed with the Commission on May 26, 2017.
(10)
Incorporated by reference from our Annual Report dated and filed with the Commission on April 12, 2018.
(11)
Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on November 29, 2018.
(12)
Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on May 15, 2019.
(13)
Incorporated by reference from our Quarterly Report on Form 10-Q dated and filed with the Commission on August 14, 2019.
(14)
Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on October 9, 2019.
(15)
Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on May 14, 2020.
(16)
Incorporated by reference from our Annual Report dated and filed with the Commission on April 15, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 15, 2020		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2020		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer and Director

Dated: May 15, 2020		/s/ Heidi H. Carl
	By:	Heidi H. Carl
	Its:	Chief Financial Officer, Treasurer and Principal Accounting Officer

Dated: May 15, 2020		/s/ John Pauly
	By:	John Pauly, Director

Dated: May 15, 2020		/s/ John S. Borza
	By:	John S. Borza, Director