Form 10-K/A
period 2019-12-31
PREMIER BIOMEDICAL INC
filed 2020-06-01
CIK 1515740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Large accelerated filer [__]	Accelerated filer [__]

Non-accelerated filer [__]	Smaller reporting company [ X ]

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Premier Biomedical, Inc. is filing this Amendment No. 1 on Form 10-K/A to amended its Annual Report on Form 10-K for the year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission on May 15, 2020. We are filing this Amendment to provide specific disclosure regarding our reliance on Release No. 34-88465 and the impact of COVID-19.

Except as set forth herein, no other changes are made to the Form 10-K. The Form 10-K continues to speak as of May 14, 2020. Unless expressly stated, this Amendment does not reflect events occurring after May 14, 2020.

Inability to file Annual Report on Form 10-K for the year ended December 31, 2019 in a timely manner due to circumstances related to COVID-19 global pandemic.

We were unable to file our 2019 Annual Report on Form 10-K by the original deadline of March 30, 2020 due to circumstances related to the global impact of COVID-19. Our key personnel have been distracted by other priorities associated with workplace closures, school closures, and stay at home orders. Our work efficiencies have been negatively impacted.

We relied on the SEC order dated March 25, 2020 (Release No. 34-88465, which supersedes the SEC’s order dated March 4, 2020 (Release No. 34-88318) to extend the due date for the filing of our Form 10-K until 45 days after the original due date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Biomedical, Inc.

Dated: May 28, 2020		/s/ David Caplan
	By:	David Caplan
	Its:	President